Form 10-K
period 2021-12-31
CinCor Pharma, Inc.
filed 2022-03-22
CIK 1868734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-41201

CinCor Pharma, Inc.

(Exact name of registrant as specified in its Charter)

Delaware	36-4931245
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 Clarendon Street, 6th Floor Boston, MA	02116
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(844) 531-1834

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	CINC	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and therefore cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

The number of shares of registrant’s Common Stock outstanding as of March 22, 2022 was 37,709,912

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of CinCor Pharma, Inc., or CinCor or the Company, contains or incorporates statements that constitute forward-looking statements within the meaning of the federal securities laws. Any express or implied statements that do not relate to historical or current facts or matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “seeks,” “endeavor,” “potential,” “continue” or the negative of these terms or other comparable terminology.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements include, without limitation, statements about the following:

•
the timing, progress and results of our preclinical studies and clinical trials of CIN-107 and any future product candidates, including statements regarding the timing of our planned IND submissions, initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
•
our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•
the timing of any submission of filings for regulatory approval of, and our ability to obtain and maintain regulatory approvals for, CIN-107 and any future product candidates;
•
our ability to identify patients with the diseases treated by our product candidate and to enroll these patients in our clinical trials;
•
our expectations regarding the size of the patient populations, market acceptance and opportunity for and clinical utility of CIN-107 and any future product candidates, if approved for commercial use;
•
business disruptions affecting the initiation, patient enrollment, development and operation of our clinical trials, including a public health emergency, such as the COVID-19 pandemic, or geopolitical events, including the conflict between Russia and Ukraine;
•
our expectations regarding the scope of any approved indication for CIN-107 or any future product candidate;
•
our ability to successfully commercialize CIN-107 or any future product candidate, if approved;
•
our expectations regarding the potential market size and the rate and degree of market acceptance for CIN-107 or any future product candidates that we develop;
•
the effects of competition with respect to CIN-107 or any future product candidates, as well as innovations by current and future competitors in our industry;
•
our ability to fund our working capital requirements;
•
our intellectual property position, including the scope of protection we are able to establish, maintain and enforce for intellectual property rights covering CIN-107;
•
our financial performance and our ability to effectively manage our anticipated growth; and
•
our ability to obtain additional funding for our operations.

You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results under “Item 1A. Risk Factors” in this Annual Report on Form 10-K, as well as our other reports filed with the Securities and Exchange Commission. We may announce material business and financial information to our investors using our investor relations website (www.cincor.com/investor-relations). We therefore encourage investors and others interested in CinCor to review the information that we make available from time to time on our website, in addition to following our filings with the Securities and Exchange Commission, webcasts, press releases and conference calls. Any public statements or disclosures by us following this Annual Report on Form 10-K that modify or impact any of the forward-looking statements contained in this Annual Report on Form 10-K will be deemed to modify or supersede such statements in this Annual Report on Form 10-K. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.

PART I

Item 1. Business.

Business Overview

We are a clinical-stage biopharmaceutical company focused on developing our lead clinical candidate, CIN-107, for the treatment of hypertension and other cardio-renal diseases. CIN-107 is a highly selective, oral small molecule inhibitor of aldosterone synthase, the enzyme responsible for the synthesis of aldosterone in the adrenal gland. CIN-107 inhibits aldosterone synthase activity, providing a differentiated mechanism for lowering aldosterone activity via a reduction of aldosterone synthesis, with the goal of providing an improved treatment for patients suffering from hypertension, or high blood pressure. We are conducting multiple Phase 2 clinical trials using CIN-107 in differing populations of patients, all of whom are hypertensive. The most advanced of our trials, called BrigHtn, is being conducted in patients whose blood pressure is not controlled despite treatment with three or more antihypertensive agents, one of which must be a diuretic; these patients are designated as having treatment resistant hypertension, or rHTN. In March 2022, we completed patient enrollment in the BrigHtn trial with 275 randomized patients. A separate Phase 2 clinical trial, referred to as HALO, is evaluating CIN-107’s effects on patients whose blood pressure is not controlled despite treatment with up to two antihypertensive agents, referred to as uncontrolled hypertension, or uHTN. HALO was initiated in the fourth quarter of 2021. The protocol was recently amended to represent a more comprehensive and real-world patient population as well as to enable us to better characterize the relationship between baseline aldosterone levels and blood pressure response across a broader spectrum of aldosterone values. A third patient population being investigated has a condition called primary aldosteronism, or PA, where overproduction of aldosterone by non-malignant tumors or abnormal collections of aldosterone-producing cells in the adrenal glands leads to an aggressive form of hypertension. The trial in PA patients, referred to as spark-PA, was also initiated in 2021 and we have recently amended the protocol to accelerate recruitment in this less commonly diagnosed form of hypertension. Our fourth Phase 2 clinical trial is testing the utility of CIN-107 in lowering the blood pressure of patients with chronic kidney disease, or CKD, as well as exploring the potential impact of CIN-107 on slowing the progression of renal disease using biomarkers of that progression. The CKD trial is expected to commence in the first half of 2022.

Hypertension is one of the world’s leading causes of mortality. According to the United States Centers for Disease Control and Prevention, or the U.S. CDC, approximately 500,000 people still die every year in the United States with uncontrolled blood pressure listed as a primary or secondary cause of death. Despite decades of understanding the importance of controlling hypertension and the widespread availability of multiple approved therapies, only 43.7% of the 116 million U.S. adults with hypertension achieve blood pressure levels of less than 140/90 mm Hg. In addition, many professional medical societies have published more recent guidelines that report that blood pressures less than 130/80 mm Hg, or even lower, would improve cardiovascular outcomes in sub-groups of patients. Of those patients taking one or more antihypertensive agents, it is estimated that approximately 35% have uncontrolled blood pressure. Although the evidence for the benefits of reducing blood pressure is overwhelming and has consistently supported the medical community’s recommendations to drive blood pressure to lower levels, the current standard-of-care has not meaningfully changed, with no new classes of antihypertensive agents approved in more than a decade.

Aldosterone is a steroid hormone synthesized in the adrenal gland that regulates water and salt balance in the human body. It causes retention of water and salt by the kidney, via activation of mineralocorticoid receptors expressed on kidney cells, that then regulate a series of gene expression events that contribute to the pathogenesis of hypertension. These so-called genomic effects of aldosterone are accompanied by other hormonal responses to aldosterone (so-called non-genomic effects) that do not depend on mineralocorticoid receptor mediated regulation of nuclear gene transcription and are associated with pro-inflammatory and pro-fibrotic tissue changes, increases in cellular oxidative stress, as well as cardiac muscle cell hypertrophy and remodeling. Increasing evidence shows a correlation between these non-genomic effects of aldosterone and a worsening of patient outcomes, particularly in patients who have heart disease or kidney disease. Given these potentially deleterious effects of aldosterone, inhibiting its effects is a well understood mechanism of action for the treatment of hypertension and other cardio-renal diseases, such as PA and CKD.

There are multiple standard-of-care antihypertensive agents currently available, including angiotensin converting enzyme, or ACE, inhibitors and angiotensin receptor blockers, or ARBs, which are designed to reduce angiotensin activity but can also secondarily produce a lowering of aldosterone levels. Mineralocorticoid antagonists, or MRAs, which block the effects of aldosterone at the mineralocorticoid receptor, typically cause aldosterone levels to rise, though they block the genomic effects triggered by aldosterone. Despite the widespread availability and use of these antihypertensive agents, most of which are available as generic products, each class of drugs currently available is associated with significant limitations, including limited efficacy, limited duration of aldosterone lowering, or significant side effects. Given both the importance of reducing aldosterone and the limitations of currently available therapies, we believe that CIN-107 has the potential to have a significant impact on the treatment paradigm for hypertension and other cardio-renal diseases. The ability to lower aldosterone levels by specially inhibiting the enzyme responsible for its synthesis is the differentiated technology that CIN-107 represents.

Our Corporate History

We were incorporated in March 2018 and founded as a subsidiary of CinRx Pharma, LLC, or CinRx, a biotechnology company focused on developing novel therapeutics. In May 2019, we entered into an agreement with F. Hoffmann-La Roche Ltd and Hoffmann La-Roche Inc., whom we collectively refer to in this Annual Report on Form 10-K as Roche, for an exclusive, worldwide, royalty-bearing license to certain Roche technology to research, develop, manufacture, and commercialize a novel aldosterone synthase inhibitor compound, CIN-107, for any and all diseases and conditions. In connection with the closing of our Series A preferred stock financing and the execution of our in-licensing transaction with Roche, we were spun out as an independent company. We completed our Series B preferred stock financing in October 2021 and on January 11, 2022, we completed an initial public offering, or the IPO, of our common stock. For further information on our Series A and Series B preferred stock financing and our IPO, please refer to "Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.

Our Pipeline

We are developing CIN-107 for the treatment of multiple diseases where aldosterone plays a significant role in disease pathophysiology, including hypertension and PA. We are also exploring its utility in ameliorating complications of CKD. To support the advancement of this “pipeline-in-a-product” opportunity, we are currently conducting three Phase 2 clinical trials of CIN-107 for different indications and patient populations and expect to initiate a fourth Phase 2 clinical trial in the first half of 2022. The following table summarizes our CIN-107 pipeline across multiple indications.

* We plan to initiate a Phase 2 clinical trial to evaluate the efficacy and safety of CIN-107 in patients with CKD who have uncontrolled blood pressure in the first half of 2022. As we explore the utility of CIN-107 in treating hypertension in patient with CKD, we plan to evaluate the path for maximizing the potential value of CIN-107, including as a monotherapy or in combination with other treatments for the treatment of CKD.

Our Strategy

Our strategy is focused on developing and commercializing CIN-107 for the treatment of multiple cardio-renal diseases in which aldosterone is known to play a significant role in the disease pathophysiology, including hypertension and PA. We are also exploring its utility in ameliorating complications of CKD. Key elements of our strategy include the following:

•
Advance CIN-107 through clinical development for the treatment of rHTN. We are currently conducting our BrigHtn trial in patients with rHTN, and expect topline data in the second half of 2022. While we expect to seek a label for hypertension broadly, if CIN-107 is approved for use, we plan to focus our initial commercial efforts on patients with rHTN, which represents a patient population of approximately 12-15 million individuals in the United States, approximately 5-7 million in Europe, and approximately 23-30 million in China. Resistant hypertensive patients have limited treatment options and significant unmet medical need.
•
Expand the hypertension opportunity for CIN-107 to include patients with uHTN and potential use as an earlier line of blood pressure therapy. Despite the widespread availability of multiple antihypertensive agents, a large number of patients are considered to have uHTN because they are unable to reach their target blood pressure goals on the therapies they are currently prescribed. There is growing evidence in scientific literature demonstrating that elevated aldosterone levels play a direct role in the pathogenesis of hypertension in this broader hypertensive population. We believe a highly selective aldosterone synthase inhibitor, like CIN-107, may address one of the primary underlying causes of hypertension, thereby allowing more patients to achieve their target blood pressure goal with fewer antihypertensive agents. To evaluate the potential of CIN-107 as an earlier line of therapy and in a broader patient population, we initiated our HALO trial in the fourth quarter of 2021 in patients who have failed to achieve blood pressure control on up to two antihypertensive agents.
•
Leverage the clinical development of CIN-107 in hypertension, if successful, to efficiently develop CIN-107 for the potential treatment of PA. PA results from the autonomous production of excess aldosterone and is estimated to affects approximately 5-10% of the total hypertensive population in the United States. This population is associated with worse outcomes and higher risks of cardiovascular events than the general hypertensive population. The overproduction of aldosterone in patients with PA is caused by unilateral or bilateral adrenal adenoma, and in some cases, adrenal carcinoma. Therefore, the ideal non-surgical treatment of patients with PA would involve both the normalization of blood pressure and reduction of aldosterone synthesis to normal levels. By addressing these elements, the risk of long-term cardiovascular and renal complications may be reduced. CIN-107 exhibits highly specific and potent inhibitory activity of human aldosterone synthase, the enzyme responsible for aldosterone production and could provide the most precisely targeted approach to treating patients with PA. We initiated our spark-PA trial in 2021 to evaluate the potential of CIN-107 as a treatment for hypertension in patients with PA.
•
Develop CIN-107 as a potentially differentiated treatment for CKD by modifying disease progression. Multiple third-party clinical trials and meta-analyses have demonstrated that blocking the effect of aldosterone reduces proteinuria and delays the progression of CKD. Long-term use of current standard-of-care agents blocking activity in the RAAS pathway for CKD are associated with aldosterone breakthrough, where patients experience aldosterone levels reverting back to or exceeding baseline aldosterone levels which may lead to poorer patient outcomes. Based on the results of our preclinical and Phase 1 clinical trials of CIN-107, we plan to initiate a Phase 2 clinical trial to evaluate the efficacy and safety of CIN-107 in patients with CKD who have uncontrolled blood pressure in the first half of 2022.
•
Opportunistically evaluate strategic partnerships to maximize the potential value of CIN-107. As we advance the development of CIN-107 across multiple diseases and continue to generate additional non-clinical and clinical data, we plan to evaluate the path for realizing the potential value of CIN-107, including in combination with other treatments for certain indications, such as CKD. For certain geographies, we may opportunistically enter into strategic partnerships, inside and outside of the United States, to accelerate development activities in order to realize the commercial potential of CIN-107. Lastly, in disease areas where aldosterone has been shown to play a significant role in disease progression, such as heart failure, which we do not currently plan to pursue on our own, we may also seek to partner with one or more third parties in order to expand the indications where aldosterone lowering might benefit patients and further broaden the commercial potential of CIN-107.

CIN-107—A Highly Selective Aldosterone Synthase Inhibitor

Overview

CIN-107 is a highly selective, oral, small molecule inhibitor of aldosterone synthase, the enzyme responsible for the production of aldosterone in the adrenal gland. Based on its unique mechanism of action, we believe CIN-107 has the potential to achieve the goal of reducing the deleterious genomic and non-genomic effects of aldosterone, while causing modest effects on plasma potassium and sodium levels and no clinically significant change in blood cortisol levels.

Mechanism of Action of CIN-107

Directly inhibiting aldosterone synthesis has long been a goal in therapeutic drug development as the relationship between elevated levels of aldosterone and the progression of multiple diseases is well understood. However, the challenge has been developing a molecule with the ability to safely inhibit aldosterone production without negatively impacting cortisol synthesis. The major enzymes responsible for the synthesis of aldosterone and cortisol share approximately 93% amino acid sequence similarity, and therefore, a highly selective aldosterone synthesis inhibitor is required to avoid lowering serum cortisol levels. Multiple programs in development by others have been discontinued over the past several years due to, what we believe is, their product candidates’ lack of selectivity, which resulted in the simultaneous inhibition of both aldosterone and cortisol production. Off-target suppression of cortisol production would have the potential to compromise stress and immunologic responses, adversely affect metabolic functions and potentially increased the risk of mortality from severe adrenal insufficiency.

CIN-107 was designed to be highly selective in its inhibition of steroid hormone synthesis to specifically overcome this risk of cortisol production. CIN-107 selectively targets aldosterone synthase, which is encoded by the CYP11B2 gene while having a much lower affinity for blocking the activity of 11ß-hydroxylase, the enzyme responsible for cortisol synthesis, which is encoded by the CYP11B1 gene. In multiple preclinical in vivo studies, CIN-107 significantly lowered aldosterone levels without affecting cortisol levels across a wide range of doses. Similar observations were made in two separate Phase 1 clinical trials in healthy volunteers. We observed a dose-dependent reduction of plasma aldosterone levels of up to 85%-90% in normal volunteers receiving single doses of the drug at doses up to 360 mg, while patients receiving 1.5 mg to 5 mg doses for 10 consecutive days demonstrated 65% to 71% reductions in their plasma aldosterone levels. These reductions were compared to baseline levels measured the day prior to initial dosing and were not observed in individuals receiving a placebo. Importantly, no effects on cortisol production were observed at doses up to 360 mg (the highest dose evaluated) in the single ascending dose studies or up to 5 mg/d when administered for 10 days, in our multiple ascending dose treatment study.

Phase 1 Development of CIN-107

A robust Phase 1 clinical development program for CIN-107 has been conducted, with approximately 180 individuals dosed across multiple clinical trials to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of CIN-107. CIN-107 was shown to be well tolerated in healthy volunteers across all Phase 1 clinical trials conducted to date, with no serious adverse events, or SAEs, or treatment-emergent adverse events, or TEAEs, leading to treatment withdrawal associated with CIN-107. In addition to the single ascending dose, or SAD, and multiple ascending dose, or MAD, studies detailed below, CIN-107 has been evaluated in 14 healthy volunteers to demonstrate lack of food effect and biocompatibility from oral solution to tablet. CIN-107 has also been studied in a drug-to-drug interaction study with metformin in 27 healthy volunteers. Metformin was well tolerated when administered alone or 2 hours after a dose of CIN107. CIN107 did not result in changes in metformin plasma concentrations when compared to levels following administration of metformin alone. In addition, a Phase 1 clinical trial was conducted in subjects with varying degrees of renal function. A single 10 mg dose of CIN-107 was well tolerated when administered to individuals with moderate to severe renal impairment or kidney failure (on hemodialysis). There were no noteworthy increases in systemic exposure or decreases in CLR in individuals with impaired renal function. Dose adjustment of CIN-107 based on metabolism effects is therefore not expected to be required.

Single Ascending Dose (SAD) Phase 1 Clinical Trial

A two-part, single ascending dose Phase 1 clinical trial of CIN-107 in healthy male volunteers evaluated the safety, tolerability, pharmacokinetics and pharmacodynamics of a single dose of CIN-107 ranging from 1 mg to 360 mg. Two hours after the administration of a single dose of CIN-107, the majority of subjects in part 1 of the trial underwent an ACTH challenge, which stimulates the synthesis of both aldosterone and cortisol. Four hours later, the subjects participated in a standing aldosterone challenge, which involved moving from a sitting position to a standing position, a movement that immediately increases aldosterone levels as a normal physiological response.

CIN-107 reduced plasma aldosterone levels in a dose-dependent manner following the ACTH challenge and, in contrast to placebo, reduced levels were maintained following the standing challenge. Significant reductions of 70% to 80% in aldosterone levels were observed at the 1 mg and 3 mg dose levels, and near complete suppression of aldosterone was observed at the 10 mg and higher doses of CIN-107. The reductions in aldosterone levels increased in a dose-dependent manner until 10 mg, after which the reduction levels plateaued through 360 mg. No effect on plasma cortisol levels was observed at all dose levels tested. The results of this trial demonstrated CIN-107’s ability to selectively inhibit aldosterone synthesis without meaningfully impacting cortisol synthesis.

CIN-107 was well tolerated in healthy volunteers across all doses evaluated in the SAD trial, with no SAEs, treatment discontinuations due to a TEAE or deaths reported. No dose-limiting toxicities were reported and the maximum tolerated dose, or MTD, was at the highest dose tested of 360 mg. The most frequently reported AEs following the administration of a single dose of CIN-107 were headache, nasopharyngitis, diarrhea, asthenia, dizziness and nausea. The majority of AEs reported were considered to be mild and not related to CIN-107. AEs considered to be either moderate in intensity or related to CIN-107 included: two events of moderate gastroenteritis (one from the 180 mg dose cohort and one from the placebo group); one event of dizziness considered to be related to CIN-107; one event of fractured coccyx; and one event of concussion. There were no AEs related to markedly abnormal safety laboratory values reported and there were no clinically significant or dose-dependent changes observed over time in vital signs, ocular assessments, cardiac function as measured by electrocardiogram, or ECG, or corrected QT interval by Fridericia formula, or QTcF.

This trial demonstrated a desirable pharmacokinetics profile for CIN-107 that is supportive of once-daily dosing. CIN-107 was rapidly absorbed with maximum concentrations in the plasma occurring within one to two hours after administration. CIN-107 plasma concentrations declined from peak in a biphasic manner, with a mean half-life of 25 to 31 hours, which makes CIN-107 conducive to once daily dosing. It was also observed that dietary salt intake did not affect the pharmacokinetics properties of CIN-107.

Multiple Ascending Dose (MAD) Phase 1 Clinical Trial

A randomized, double-blind, multiple ascending dose Phase 1 clinical trial in healthy volunteers evaluated the safety, tolerability, pharmacokinetics and pharmacodynamics of multiple daily doses of CIN-107 ranging from 0.5 mg to 5 mg. A total of 56 subjects were randomized into the trial, with 42 subjects receiving once-daily doses of CIN-107 and 14 subjects receiving once-daily doses of placebo for ten days. In both groups, subjects were placed either on a low salt diet or a normal salt diet. Subjects in the initial two cohorts were on a low salt diet in order to stimulate aldosterone levels and to enable the evaluation of safety in potential patients who may be following a low salt diet. Subjects in these two cohorts underwent three ACTH challenges: on day -1 (prior to receiving their first dose of CIN-107), on day 1 (after receiving their first dose of CIN-107) and on day 10 (after receiving their tenth dose of CIN-107).

As shown in the figure below, average aldosterone reductions of 65% to 71% were observed after ten days of once-daily dosing of CIN-107 at doses of 1.5 mg or greater, regardless of dietary salt intake. However, the reductions in aldosterone levels appeared to be greater in the subjects who received a low salt diet. These findings are consistent with those of the SAD results discussed above, though the plateau appears to be occurring at slightly lower doses when the drug is given continuously.

CIN-107 Demonstrated Dose-Dependent Reductions in Plasma Aldosterone in Healthy Volunteers

Additionally, there was an appropriate increase in cortisol levels after ACTH stimulation, and no meaningful difference in the cortisol responses between the ACTH challenge given before administration of CIN-107 and the ACTH challenge given before the tenth dose of CIN-107.

Once-daily administration of CIN-107 for ten days was well tolerated in healthy volunteers across all doses tested in the MAD trial. There were no deaths, SAEs or treatment discontinuations due to a TEAE reported, and there were no apparent increases in incidence or severity of AEs with increasing doses of CIN-107. The most common TEAEs among subjects receiving CIN-107 were headache, postural dizziness and dizziness. All TEAEs reported were mild in severity, except for one moderate event of ventricular tachycardia in a subject receiving placebo. There were no clinically meaningful changes observed in laboratory parameters, physical examination results or cardiac function as measured by ECG, including no meaningful changes in QTcF.

In this trial, mild and dose-dependent increases in plasma potassium levels and decreases in plasma sodium levels were observed with corresponding changes in urine sodium and potassium levels. However, despite this initial increase in the urine sodium to potassium ratio, which indicates that sodium loss in the urine is greater than the potassium retention, the ratio was normalized by Day 10 of treatment, suggesting that the balance between sodium excretion and potassium absorption was restored.

The pharmacokinetics observed in this trial were consistent with what was observed in the SAD trial. The data suggests CIN-107 was rapidly absorbed, with maximum concentrations in the plasma occurring within two to three hours after administration. Systemic exposure to CIN-107 demonstrated a predictable increase in plasma concentration and generally in a dose-dependent manner across the dose levels tested. Based on the observed average half-life of CIN-107 of 26 to 31 hours, steady state plasma concentrations of CIN-107 were achieved within approximately 5 days of once-daily dosing. At steady state, the plasma accumulation of CIN-107 was observed to be approximately two times higher with daily dosing as compared to a single dose of CIN-107, which suggests that the blood levels at the 1.5 mg and 5 mg doses in the MAD trial should be comparable to the 3 mg and 10 mg doses in the SAD trial.

Overview of Hypertension

Hypertension, which is defined by the American College of Cardiology and the American Heart Association as resting blood pressure above 130/80 mm Hg, is generally acknowledged to be one of the most common preventable risk factors for premature death worldwide. Though often asymptomatic, hypertension significantly increases the risk of heart disease, stroke and kidney disease, amongst other diseases. It is estimated that as much as 20% of the global population suffers from hypertension, and the U.S. CDC estimated that as many as 116 million Americans could be hypertensive and that hypertension costs the United States approximately $131 billion per year.

The main classifications of hypertension are primary hypertension and secondary hypertension. Primary, or essential, hypertension, which accounts for over 90% of total cases, is not associated with any identifiable cause. However, it may be associated with genetic or lifestyle factors. Secondary hypertension, which affects approximately 10% of hypertensive individuals, occurs when elevated blood pressure is attributable to other medical conditions, such as kidney disease or PA.

The current standard-of-care for patients newly diagnosed with hypertension is based on a set of guidelines set forth by the American College of Cardiology and the American Heart Association. Depending on baseline blood pressure levels, these guidelines recommend the patient typically begin with lifestyle modifications and then, assuming blood pressure is not controlled, the initiating of treatment with antihypertensive agents would follow. Those agents selected primarily from the following four classes of drugs:

•
Thiazide diuretics, which increase fluid excretion from the kidney by blocking reabsorption of sodium and chloride in the nephron;
•
ACE inhibitors, which inhibit the RAAS axis by blocking the action of angiotensin converting enzyme in the lungs;
•
ARBs, which block the effects of angiotensin II at the level of the angiotensin receptor; and
•
Calcium channel blockers, which slow cardiac contractions by preventing calcium from entering the cells of the heart and arteries.

When baseline blood pressure is relatively high, initial therapy can be comprised of a combination of two antihypertensive agents given separately or in fixed dose combination pills. If patients are not adequately controlled on the initial treatment prescribed, physicians may decide to increase the dose of the agents and/or add additional hypertensive agents to a patient’s treatment regimen. However, despite the widespread availability and use of many generic antihypertensive agents, as well as the general awareness of the dire consequences of hypertension, the proportion of patients with uncontrolled blood pressure continues to grow. In a 2020 study published in the Journal of the American Medical Association, it was shown that the percentage of Americans with hypertension, with blood pressure levels above 140/90 mm Hg in this study, increased from 51.5% in 2007/08 to 56.3% in 2017/18.

Patients who fail to maintain blood pressure levels of 130/80 mm Hg or less, despite being compliant with at least three antihypertensive agents, including a diuretic, are considered to have rHTN. The rHTN patient population represents an estimated 17% to 20% of the total hypertensive population in the United States, or approximately 12-15 million individuals. For these patients, treatment options are limited and the current standard-of-care is to introduce an MRA agent to their antihypertensive regimen. Patients with rHTN have approximately five times the number of cardiovascular events per 100 patient-years measured in hypertensive patients whose blood pressure is controlled. MRAs inhibit the effects of aldosterone by preventing aldosterone from binding to the mineralocorticoid receptor. However, MRAs, such as spironolactone, are associated with multiple adverse effects, including a variety of anti-androgenic effects such as breast tenderness and enlargement in men, decreased libido in men and menstrual irregularities in women. In addition, spironolactone treatment can lead to potentially harmful increases in blood potassium levels. Due to these side effects associated with MRAs, many patients are unable to tolerate these agents over the long-term. Newer generations of MRAs, which are non-steroidal and more selective than earlier generations, are in clinical development and have demonstrated less significant potassium fluctuations than observed with currently available MRAs, but appear to retain the aldosterone elevating effects and the inability to mitigate the mineralocorticoid receptor-independent effects of aldosterone.

CIN-107 for the Treatment of Hypertension

It is generally understood that lowering aldosterone levels, regardless of baseline levels, should result in a reduction of blood pressure. We plan to evaluate the potential efficacy of CIN-107 across the continuum of hypertensive patients, including those with uHTN, where there remains a significant unmet medical need.

We are currently conducting our BrigHtn trial in hypertensive patients who failed to achieve blood pressure control on three or more antihypertensive agents, including a diuretic, at their maximally tolerated doses. We chose the rHTN patient population for our first Phase 2 clinical trial of CIN-107 based on the high unmet medical need among these patients, the likelihood of reimbursement from payors for this population based on our market analysis, if approved, and the expected translatability of data from this very difficult-to-treat patient population to less severe hypertensive patients. If our clinical trials are successful, we believe CIN-107 has the potential to improve the treatment options for patients with hypertension, including potential earlier in the treatment paradigm of hypertension. In March 2022, we completed our patient enrollment with 275 randomized patients, and we believe we are on track to deliver final topline data from BrigHtn is expected in the second half of 2022.

In addition to our ongoing BrigHtn trial, we recently initiated our HALO trial in hypertensive patients who have failed to achieve blood pressure control on up to two antihypertensive agents at its maximally tolerated dosages.

Phase 2 BrigHtn Clinical Trial in rHTN

Our ongoing BrigHtn trial is a randomized, double-blind, placebo-controlled, multicenter, parallel-group, dose-ranging Phase 2 clinical trial designed to evaluate the safety and efficacy of CIN-107 for the treatment of hypertension. In March 2022, we completed our patient enrollment with 275 randomized patients who are adherent to a stable regimen of at least three antihypertensive agents, including one diuretic, for at least four weeks prior to randomization. To ensure adherence, a central pharmacy provides screened patients with their regimen of background hypertensive medications for two weeks followed by an additional 2-week single-blind run-in period, during which adherence to background medications, as measured by pill counts, must be at least 70% in order to be eligible for randomization. Following the 2-week single-blind run-in period, eligible patients who continue to meet the elevated blood pressure criteria were initially randomized on a 1:1:1 basis to receive 12 weeks of treatment with once-daily oral doses of 1 mg of CIN-107, 2 mg of CIN-107 or placebo. The primary endpoint of this trial is the change from baseline in mean seated systolic blood pressure, or SBP, as measured by Automated Office Blood Pressure Measurement, or AOBPM, following 12 weeks of treatment. The secondary endpoints of this clinical trial are (i) the change from baseline in mean seated diastolic blood pressure, or DBP, and (ii) the percentage of patients achieving a seated blood pressure response below 130/80 mm Hg, both after 12 weeks of treatment.

Our BrigHtn trial is a placebo-controlled trial. Placebo effect has been reported in many studies, including hypertension trials. In a publication describing the meta-analysis of a series of hypertension trials that led to the approval by FDA of five antihypertensive drugs (azilsartan, aliskiren, nebivolol, eplerenone and olmesartan) since 2000, the authors described that blood pressure fell by 5.92 mm Hg on average in the non-treatment- resistant hypertension studies in the placebo arm across 52 trials involving 7,451 subjects. The authors also reported on eight resistant hypertension trials in 694 patients, where the average blood pressure reduction in the placebo arm was 8.76 mm Hg. Based on such observations by others, we consistently designed our trials with a placebo-controlled arm wherever relevant.

When this trial was planned, we did not have any clinical data showing the reduction in blood pressure as a function of a reduction in aldosterone levels. As expected, the Phase 1 clinical trials in healthy volunteers did not demonstrate significant blood pressure reduction, as these subjects were not hypertensive. Therefore, as shown in the figure below, our BrigHtn trial was designed as an adaptive design trial, which allowed us the flexibility to add an additional dose cohort following a preliminary safety data review.

Design of Our Phase 2 BrigHtn Clinical Trial

Preliminary Safety Data Review Conducted by the DRC

The Data Review Committee, or DRC, conducted the preliminary safety data review in the first half of 2021 after the first 39 randomized patients either completed 12 weeks of treatment or withdrew from the trial. We intentionally scheduled the DRC review at an early point of the trial in order to allow us sufficient time to add and collect data on a fourth dose cohort without substantially extending the duration of the ongoing trial.

The DRC conducted its preliminary safety review based on data from 34 patients who had completed the trial as well as five patients who had discontinued treatment or had withdrawn from the trial prematurely. The DRC reviewed clinical and laboratory safety data and vital sign information, including blood pressure levels, of the 39 patients included in the review, all of which was aggregated by dose cohort. Based on their review, the DRC recommended the addition of a 0.5 mg dose cohort to the ongoing BrigHtn trial. The DRC reported that this recommendation was not based on safety or tolerability concerns, but, rather, was intended to allow for exploration of dose response across a broader range of doses of CIN-107.

Based on the DRC’s recommendation, the fourth cohort of 0.5 mg of CIN-107 was initiated in August 2021, and since August 2021, the randomization schedule has been adjusted to enable a near equal number of patients across all dose cohorts, including the newly added 0.5 mg dose cohort, to complete 12 weeks of treatment during the remainder of the trial.

Blinded, Preliminary Interim Data from Ongoing Phase 2 BrigHtn Clinical Trial

In August 2021, we conducted a review of blinded, preliminary safety data of 124 patients, which included 105 patients who had completed 12 weeks of treatment and 19 patients who had discontinued treatment or withdrawn from the trial. The purpose of this blinded data review was to enable an assessment of the overall management and conduct of the trial, without unblinding any individual patient data. Due to the preliminary and blinded nature of the data, this interim data set was not subject to the standard quality control measures typically associated with final clinical trial results. For example, the data that is available at the conclusion of a trial would be unblinded following a data cleansing review, source verification of data using documents from the local clinical trial sites, and other quality control measures to ensure the highest level of accuracy and fidelity possible. In contrast, the blinded data used for our preliminary safety reviews did not undergo this process and is therefore highly preliminary and not yet validated.

The figure below shows the mean SPB levels from baseline through 12 weeks for the 124 patients from the first three cohorts who had either completed 12 weeks of treatment or withdrew from the trial as of the August 2021 blinded preliminary safety review. In the table below, the orange line shows the mean of the 39 patients included in the DRC review and the blue line shows the mean of all 124 who have completed or discontinued treatment. These mean SBP calculations include all 124 patients, regardless of dose cohort, which means that the blood pressure levels shown below include data from the placebo, 1 mg and 2 mg dose cohorts.

Aggregate Mean SBP in Two Preliminary Reviews of BrigHtn Trial

As shown above, the mean SBP at baseline was 147 mm Hg for all patients included in the review, and, following 12 weeks, SBP levels declined to a mean of 132 mm Hg for the 124 patients who had either completed 12 weeks of treatment or withdrew from the trial, and to a mean of 133 mm Hg for the initial 39 patients who were included in the DRC review. Due to the blinded nature of the BrigHtn trial, we currently do not know if participants receiving CIN-107 experience any decrease in blood pressure, or if the decreases in blood pressure, if any, differed from participants receiving a placebo. In addition, the BrigHtn trial is ongoing, and we will not know whether treatment with CIN-107 lowers blood pressure in a clinically meaningful manner until all clinical trials we intend to complete prior to submitting a request for marketing authorization have been conducted and the FDA makes its efficacy determination. Furthermore, this preliminary data is not subject to the same quality control measures as final data, which creates a risk that the final results could be materially different from the preliminary results observed in this blinded data review.

We also reviewed the mean change in serum potassium levels across all patients on a blinded and pooled basis. As shown below, the average change in serum potassium levels observed were modest, with a mean increase from a baseline of 4.1 milliequivalents per litre, or mEq/L to 4.3 mEq/L following 12 weeks in the 39 patients who completed or discontinued treatment prior to the DRC review and a mean increase from 4.0 mEq/L to 4.3 mEq/L in the 124 patients who have completed or discontinued treatment since the beginning of the BrigHtn trial. Similar to our review of SBP changes, the changes in serum potassium levels shown below include all three dose cohorts, including the placebo cohort.

Minimal Effects on Plasma Potassium Observed in BrigHtn Trial

As of March 2022, enrollment in the BrigHtn trial has been completed with 275 patients randomized across all four dosing cohorts. The precise effect of CIN-107 on systolic blood pressure in the BrigHtn study will not be known until the trial is unblinded, but the blinded data that the study team is permitted to review does show that the overall population of participants in the trial are experiencing a considerable blood pressure reduction consistent with the observations we previously reported.

Additional Clinical Trials for CIN-107 in Hypertension

Phase 2 HALO Clinical Trial in uHTN

In order to establish the efficacy and safety profile of CIN-107 in a broader hypertensive population, in the fourth quarter of 2021, we initiated our HALO trial, a Phase 2, randomized, double-blind, placebo-controlled, multicenter, parallel- group, clinical trial designed to assess the safety and efficacy of CIN-107 in approximately 250 patients with SBP greater than 140 mm Hg, or greater than 130 mm Hg if diabetic. Study subjects were initially to have been taking only one anti-hypertensive agent at maximally tolerated dose, but this inclusion criteria was amended to permit subjects taking up to two antihypertensive agents at their maximally tolerated dosages to participate. In addition, a second amendment to the HALO study modifies the way that we will use baseline aldosterone measurements in the trial. Originally, aldosterone cutpoints of > 6 or 7 ng/dl (depending on which baseline hypertension agent a patient was taking) were used as inclusion criteria for the trial. We will now allow patients into the trial without using these numbers as an inclusion criteria, but rather all baseline aldosterone values will instead be used in post study statistical analyses to examine blood pressure responses to CIN-107 as a function of the baseline aldosterone value. This approach is designed to enable us to determine if single baseline plasma aldosterone values can be useful in identifying patients who respond better to CIN-107. Both of these amendments are reflected in the revised trial schema shown below and have been instituted to enable investigation of a broader population of patients with hypertension and to remove barriers to participation in the HALO trial. Similar to our ongoing BrigHtn trial, we intend to evaluate three dose levels of CIN-107, 0.5 mg, 1 mg and 2 mg, as compared to placebo. The primary endpoint of our HALO trial is the change in SBP after eight weeks of treatment. The secondary endpoints are (i) change from baseline in mean seated DBP, (ii) change from baseline in 24-hour urine and serum aldosterone levels and (iii) the percentage of patients achieving a mean seated SBP below 130 mm Hg, and (iv) change from baseline in 24-hour urine renin and serum renin levels with CIN-107 compared to placebo, all after 8 weeks of treatment. Background antihypertensive therapy will be discontinued after eight weeks and patients will take CIN-107 only for four weeks.

Design of Our Phase 2 HALO Clinical Trial

Planned Pivotal Phase 3 Clinical Trials in Hypertension

Based on the results of our ongoing Phase 2 clinical trials, we intend to conduct two pivotal Phase 3 clinical trials of CIN-107 in hypertensive patients whose blood pressure is not adequately controlled. The target enrollment for our Phase 3 clinical trials is expected to be based on the number of patients to build an adequately sized safety database for a chronic treatment, which will include at least 1,500 patients with short- term drug exposure, 300 to 600 patients with at least six months of drug exposure at clinical doses and 100 patients with at least one year of drug exposure at clinical doses. We expect to satisfy these requirements based on the combination of our ongoing Phase 2 and our planned Phase 3 clinical trials of CIN-107. We plan to conduct additional clinical pharmacology studies and preclinical studies to establish a comprehensive safety profile of CIN-107. Following the completion of our Phase 2 clinical trials of CIN-107 in rHTN and uHTN, we plan to request an end-of-Phase 2 meeting with the FDA to discuss our Phase 2 results and the proposed clinical design of the Phase 3 clinical trials. We may choose to conduct Phase 3 clinical trials, which may include clinical sites outside of the United States.

CIN-107 for the Treatment of Primary Aldosteronism

The preclinical and clinical data generated to date for CIN-107 suggests that it could have a beneficial clinical effect in the broader hypertensive population, especially in patients for whom aldosterone plays a more prominent role in the pathogenesis of hypertension. We initiated the Phase 2 clinical trial, spark-PA, in 2021. The spark-PA trial was originally designed as a randomized, double-blind, multicenter, parallel-group, dose-ranging, Phase 2 clinical trial to evaluate the safety and efficacy of CIN-107 for the treatment of hypertension in patients with confirmed primary aldosteronism, or PA. We have recently amended the spark-PA trial to permit inclusion of patients in the study based on a prior-documented, rigorous diagnosis of PA according to Endocrine Society guidelines. We continue to expect topline data to be available in 2023.

Overview of Primary Aldosteronism

PA is a hormonal disorder that is caused by the autonomous production of aldosterone by the adrenal gland and often leads to hypertension that can be difficult to treat. Although previously considered a rare disease, PA is now understood to be one of the more common causes of secondary hypertension, accounting for 5% to 10% of all hypertensive patients and approximately 20% to 30% of patients with rHTN, or approximately 5 to 11 million individuals in the United States. Compared to primary hypertension, PA causes more end-organ damage and is associated with higher risks of cardiovascular morbidity and mortality. Therefore, it is increasingly recognized that it is important to diagnose these patients early in their disease progression. However, PA continues to be underdiagnosed due to the complexity of the current diagnostic guidelines recommended by the Endocrine Society and the inherent variability in plasma aldosterone measurements.

The overall treatment goal in patients with PA is to prevent the morbidity and mortality associated with hypertension, normalize serum potassium levels in those patients who are hypokalemic, and reduce renal toxicity and cardiovascular damage. In addition to antihypertensive agents, such as ACE inhibitors and ARBs, PA patients are often treated with an MRA agent, such as spironolactone, or, when appropriate, by surgical resection of the adrenal gland. However, MRAs are associated with multiple adverse effects, including a variety of anti-androgenic effects.

Clinical Development Plan for PA

Our original spark-PA trial was a randomized, double-blind, placebo-controlled, multicenter, parallel-group, dose-ranging, Phase 2 clinical trial designed to evaluate the safety and efficacy of CIN-107 for the treatment of hypertensive patients with confirmed PA. The original enrollment eligibility criteria required a washout period of RAAS-modifying antihypertensive agents that could interfere with the process of re-confirming the diagnosis of PA via measurements of renin and aldosterone or use of a captopril challenge test. In addition, some of the participants who qualified as having PA were then to be randomized to a placebo arm in the treatment phase of the study. We have re-designed spark-PA to eliminate the need for re-confirmation of the diagnosis and will instead require only that a diagnosis of PA, having been made according to professional Endocrine Society guidelines be documented in the participant’s medical record. We have also further amended the trial to permit all study participants to receive open label CIN-107 during the active treatment period, which will follow a 2-4 week withdrawal of mineralocorticoid receptor antagonist therapy for those study participants receiving that class of medication. Approximately 12-18 patients are expected to receive once-daily oral treatment with 2 mg of CIN-107, then escalate to 4mg or 8mg at 4-week intervals, depending on both blood pressure and hormonal lab value measurements. The primary endpoint of the trial is the change in SBP from baseline value to that achieved in this 12-week dose escalation treatment paradigm, using AOBPM. In addition, the safety and tolerability of the varying doses of CIN-107 will be evaluated. The secondary endpoints of the trial are (i) change from baseline in mean seated DBP by AOBPM, (ii) changes in serum potassium and need for potassium supplementation, (iii) changes in serum sodium levels and requirements for salt or fluid supplementation, (iv) alterations in BUN and Cr levels across the dosage levels. Exploratory endpoints will entail measurements of the change in plasma urine and blood aldosterone levels as well as other indicators of renin-angiotensin system activity and adrenal hormone production. We believe the amendments will alleviate patients’ and physicians’ concerns about the prolonged period of elevated blood pressure during washout of existing blood pressure medications that was originally needed to re-confirm the diagnosis of PA, followed by the possibility of randomization into a placebo arm.

Following the completion of our open-label spark-PA clinical trial, we plan to request a Type C meeting with the FDA to discuss the regulatory path to potential approval for this indication. As a CIN-107 approval for general hypertension would also be expected to enable the doses approved to be used in patients with PA, the decision to seek a specific indication approval for PA will be dependent on the data produced in our spark-PA trial and other CIN-107 clinical trials in combination with other commercial and business considerations. Given the high unmet medical need in patients with PA, we plan to explore the most efficient path to seek approval of CIN-107 for this patient population.

CIN-107 for the Treatment of Chronic Kidney Disease

We are also developing CIN-107 to evaluate its utility in ameliorating complications of CKD. Aldosterone plays a significant role in the pathogenesis of CKD through its hypertensive effect and its non-genomic effects, which are known to enhance oxidative stress and promote inflammation and fibrosis. These deleterious effects of aldosterone are believed to contribute to a progressive decline in kidney function, especially over the multi-year course of chronic kidney disease. Multiple third-party studies and meta-analyses have demonstrated that inhibiting the effect of aldosterone reduces proteinuria, as measured by the level of albumin in the urine, and ultimately delays the progression of CKD. Reductions in systemic aldosterone levels are associated with a blood pressure lowering effect, as well as a direct effect on the progression of CKD.

Overview of CKD

CKD is a condition characterized by a gradual degradation of renal function over time as measured by glomerular filtration rate, or GFR, which measures how much blood the kidneys filter each minute, and by the presence of increasing levels of filtered protein (proteinuria) in the urine. According to the CDC, CKD afflicts approximately 15% of the U.S. adult population, or approximately 37 million people. Hypertension, diabetes and glomerulonephritis, or inflammation of the tiny filters within the kidneys, are considered to be the leading contributing factors to the development and progression of CKD. CKD has no cure, and currently available therapeutic options are designed to delay the onset of the more severe manifestations of the disease, most notably kidney failure. Patients with early-stage CKD are recommended to undertake dietary and lifestyle changes in order to improve overall health and reduce renal stress. Given the role of hypertension in CKD, many of the therapeutics prescribed to treat hypertension are also used for the treatment of CKD.

The current treatment paradigm for CKD includes, among others, the use of several classes of aldosterone- targeting agents, including ACE inhibitors, ARBs and MRAs. However, prolonged use of ACE inhibitors and ARBs are associated with aldosterone breakthrough in a significant proportion of patients, leading to enhanced decline in GFR and increased levels of proteinuria, both of which can lead to CKD progression. Furthermore, MRAs cause a compensatory increase in aldosterone levels and patients experience a broad range of adverse effects from these drugs, including a variety of anti-androgenic effects. Treatment with spironolactone can also lead to potentially harmful increases in potassium. Despite the range of treatments currently available for CKD, these patients continue to experience significant mortality and morbidity and a reduced quality of life.

Aldosterone plays a significant role in the pathogenesis of CKD through its hypertensive effect and its non-genomic effects, which are known to enhance oxidative stress and promote inflammation and fibrosis. All of these deleterious effects are known to have an impact on reducing kidney function, especially over the multi-year course of disease progression. Multiple third-party studies and meta-analyses have demonstrated that inhibiting the effect of aldosterone reduces proteinuria, as measured by the level of albumin in the urine, and ultimately delays the progression of CKD. Reductions in systemic aldosterone levels are associated with a blood pressure lowering effect, as well as a direct effect on the progression of CKD. We plan to initiate a Phase 2 clinical trial in the first half of 2022 to evaluate the efficacy and safety of CIN-107, including as a monotherapy or in combination with other treatments, in patients with CKD who have uncontrolled blood pressure.

Preclinical Data

To evaluate the potential of an aldosterone synthase inhibitor, or ASI, in CKD, an in vivo preclinical study was conducted using the ZSF1 rat model, where ZSF1 rats were infused with angiotensin II, or Ang II, which causes an elevation in aldosterone levels. In this study, markers of kidney injury, kidney function and inflammation were compared across four groups of rats: (1) those that received only vehicle and were not subjected to Ang II infusion; (2) those that received the Ang II infusion but no active treatment; (3) those that received the Ang II infusion and were treated with an ASI; and (4) those that received the Ang II infusion and were treated with eplerenone, an approved MRA.

This study demonstrated that following the infusion of Ang II, the markers of kidney injury (urea excretion in 24 hours, growth differentiation factor-15, or GDF-15, and neutrophil gelatinase-associated lipocalin, or NGAL, levels), kidney function (albumin excretion in 24 hours and albumin/creatinine ratio) and inflammatory cytokines (transforming growth factor beta, or TGF-ß, and monocyte chemo-attractant protein-1, or MCP1, levels) all worsened as the rats developed CKD in response to increases in aldosterone levels. However, the administration of either the ASI or eplerenone to the Ang II infused animals ameliorated the worsening of their kidney injury parameters caused by Ang II infusion. Importantly, the ASI improved these measures of kidney injury to a greater extent than eplerenone.

We believe the results of this pre-clinical trial support the further evaluation of CIN-107 in a clinical trial to assess the potential of CIN-107 in delaying the progression of CKD.

CIN-107 Clinical Development Plan for CKD

We expect to initiate a Phase 2 clinical trial to evaluate the efficacy and safety of CIN-107 in patients with CKD who have uncontrolled blood pressure in the first half of 2022. The primary objective of this trial is to assess the impact of CIN-107 in reducing blood pressure after 26 weeks of treatment in these patients. Secondary endpoints are expected to include measurements of the impact on estimated glomerular filtration rate and, urine albumin-to-creatinine ratio. As we explore the utility of CIN-107 in ameliorating the complications of CKD, we plan to evaluate the path for maximizing the potential value of CIN-107.

Manufacturing

We currently rely, and expect to continue to rely for the foreseeable future, on third-party contract manufacturing organizations, or CMOs, to produce CIN-107 for clinical testing. We plan to continue to rely on third-party manufacturers for any future trials and commercialization of CIN-107 and any future product candidates, if approved.

We require all of our CMOs to conduct manufacturing activities in compliance with current good manufacturing practice, or cGMP, requirements. We have assembled a team of experienced employees and external consultants to provide the necessary technical, quality and regulatory oversight over our CMOs and have implemented a comprehensive plan for audits of our CMOs.

We currently do not own or operate any manufacturing facilities. Currently, we have manufacturing and supply agreements with our CMOs for the manufacture of CIN-107, including work related to the synthesis of the active pharmaceutical ingredient, or API, for future use, as well as manufacture of drug product for ongoing and upcoming Phase 1 and/or Phase 2 clinical trials, and in the future, plan to enter into additional agreements with CMOs to support Phase 3 clinical trials and commercial scale production, but we do not have any formal agreements at this time with these CMOs. If needed, we believe we can identify and establish additional CMOs to provide API and finished drug product without significant disruption to our business or clinical development timelines.

Competition

We believe the ability of CIN-107 to selectively inhibit aldosterone synthase without negatively impacting cortisol synthesis with a once-daily oral formulation represents a meaningful competitive advantage in successfully developing a novel and highly effective treatment for hypertension, PA and CKD. However, the biopharmaceutical industry is characterized by the rapid evolution and advancement of technologies and understanding of disease etiology, intense competition and a strong emphasis on intellectual property. We may face competition from multiple sources, including pharmaceutical, specialty pharmaceutical and existing or emerging biotechnology companies, academic research institutions and governmental agencies and public and private research institutions worldwide. Many of our competitors, either alone or through collaboration, have significantly greater financial resources and expertise in research and development, manufacturing and marketing than we do. These entities may also compete with us in hiring and retaining scientific and management personnel, establishing clinical trial sites, enrolling patients in clinical trials and pursuing strategic collaborations. As a result, our competitors may discover, develop or commercialize products before or more successfully than we do. If CIN-107 does not offer sustainable advantages over competing products, we may not be able to successfully compete against current and future competitors.

In particular, we face competition from companies in the pharmaceutical, biotechnology and other related markets that are pursuing the development of treatments for hypertension, PA and CKD. If approved, we expect CIN-107 to compete with widely available standard-of-care antihypertensive agents, such as ACE inhibitors, ARBs, thiazide diuretics and calcium channel blockers, many of which are available as generic products. In addition, for the treatment of rHTN patients who fail to maintain blood pressure levels of 130/80 mm Hg or less, despite being compliant with at least three antihypertensive agents, of which one is a diuretic, we expect CIN-107 to compete with MRA agents, such as spironolactone, that are typically introduced to patients’ antihypertensive treatment regimens as part of standard-of-care.

In addition to these currently available antihypertensive agents, there are multiple other aldosterone synthase inhibitors in clinical development, such as Mineralys Therapeutics, Inc.’s MLS-101, which has commenced a Phase 2 clinical trial for hypertension, and Damian Pharma AG’s DP13, which completed a Phase 2 trial in PA. CIN-107 may also face competition from product candidates utilizing other mechanisms of action to lower blood pressure, such as: aprocitentan, a dual A & B endothelin receptor antagonist in Phase 3 development by Idorsia Ltd.; firibastat, an aminopeptidase A inhibitor in Phase 3 development by Quantum Genomics; Sas IONIS-AGT-LRx and ALN-AGT, angiotensinogen antisense production inhibitors in Phase 2 development by Ionis Pharmaceuticals, Inc. and Alnylam Pharmaceuticals, Inc., respectively; and KBP-5074, an MRA in Phase 3 development by Sihuan Pharmaceutical Holdings Group Ltd and KBP BioSciences Co., Ltd.; among others. Some of these product candidates are in development for certain subpopulations that may not overlap with patient populations we are initially targeting with CIN-107.

We could see a reduction in or elimination of our commercial opportunity if our competitors develop and commercialize drugs that are safer, more effective, more convenient to administer, less expensive or receiving a more favorable label than CIN-107. Our competitors may also obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of CIN-107, if approved, are likely to be efficacy, safety, convenience, price and the availability of reimbursement from government and other third-party payors.

License Agreement with Roche

In May 2019, following the closing of the initial tranche of our Series A preferred stock financing, we entered into a license agreement, or the Roche Agreement, with Roche, pursuant to which we obtained an exclusive, worldwide, royalty-bearing license under certain patents and specified know-how owned or controlled by Roche and Roche’s interest in joint patents and covering certain specified small molecule aldosterone synthase inhibitors, or the Roche Technology, to research, develop, register, use, make, import, export, market, distribute, sell (as well as the right to have each of the foregoing done) and otherwise exploit products containing such aldosterone synthase inhibitors, or the Licensed Products, for any and all uses, including the treatment, prevention or diagnosis of any and all diseases and medical conditions in humans and animals. We have the right to sublicense our rights granted or to assign our rights under the Roche Agreement to affiliates, as well as to third parties subject to terms and conditions, provided that any subsequent sublicense granted (a) by an affiliate to a third party to which we assign rights or grant a sublicense or (b) by a third party to which we assign rights or grant a sublicense, is subject to Roche’s prior written consent. Roche is responsible for prosecution and maintenance of the patents included in the Roche Technology, with the Company having a comment right, unless Roche elects to assign responsibility for such activities to us.

We are obligated to use commercially reasonable efforts to develop and commercialize one or more Licensed Products in the United States, the European Union, the United Kingdom, Japan and such other countries as we deem appropriate. We are solely responsible for all non-clinical and clinical development, including regulatory activities, and for all commercialization of Licensed Products, at our expense.

Pursuant to the Roche Agreement, we paid Roche a one-time, upfront non-refundable license fee of $2.0 million and one $1.0 million milestone payment in connection with the completion of the multiple ascending dose Phase 1 clinical trial of CIN-107. If we desire to initiate research and development activities with respect to any additional aldosterone synthase inhibitors that are not specified in the Roche Agreement as of the effective date, but are covered by the patents included in the Roche Technology, such additional compounds are included within our exclusive licenses, but we will be required to negotiate in good faith with Roche to agree upon the financial terms applicable to such additional compounds prior to the initiation of any such activities.

In connection with the Roche Agreement, we also agreed to issue to Roche Finance Ltd. warrants to acquire shares of our common stock, which we refer to collectively as the Roche Warrants. The first Roche Warrant, which was issued in connection with our Series A preferred stock financing, was exercisable for 411,765 shares of our common stock. The second Roche Warrant, issued in connection with our Series A preferred stock financing, was exercisable for 329,552 shares of our common stock. The third Roche Warrant, issued in connection with our Series B preferred stock financing, was exercisable for 113,610 shares of our common stock. The Roche Warrants were collectively exercisable for 854,927 shares of our common stock at an exercise price of $0.04 per share. The Roche Warrants automatically net exercised in whole for an aggregate of 852,788 shares of our common stock immediately prior to the effectiveness of our registration statement first registering our securities under Section12 of the Exchange Act.

We are required to pay Roche up to an aggregate of $41.0 million with respect to the first Licensed Product upon the achievement of certain development and regulatory milestone events, of which we have paid $1.0 million in connection with the completion of the multiple ascending dose Phase 1 clinical trial of CIN-107. Additionally, we are required to pay Roche up to $175.0 million in the aggregate upon the achievement of specified net sales milestones for a Licensed Product. In addition, on a Licensed Product-by-Licensed Product and country-by-country basis, we will be obligated to pay Roche tiered royalties on net sales of Licensed Products at percentages ranging from the mid single-digits to 10%. The royalty rates are subject to specified reductions and offsets for necessary third-party intellectual property rights, expiration of the licensed patents and generic entry, subject to a specified floor for aggregate reductions and offsets. We will be required to pay royalties to Roche under the Roche Agreement commencing on the first commercial sale of the applicable Licensed Product in the applicable country and ending on the later of ten years following first commercial sale, or the expiration of the valid claims of all Roche patents and joint patents covering the use, manufacture, import, offering for sale or sale of such Licensed Product in such country.

The Roche Agreement will expire, unless earlier terminated by either party, upon expiration of all royalty or other payment obligations under the agreement. Either party has the right to terminate the Roche Agreement for insolvency of the other party or for a material breach that is uncured within a specified number of days of receiving a notice of default. We also have the right to terminate the Roche Agreement without cause in its entirety or on a Licensed Product-by-Licensed Product or country-by country basis at any time by providing six months’ notice of termination to Roche prior to the first commercial sale of a Licensed Product, or nine month’s written notice following the first commercial sale of a Licensed Product. If the Roche Agreement is terminated by Roche for our material breach or insolvency, or terminated by us for convenience, then all rights in the Licensed Products revert to Roche, provided that Roche will be required to pay us a royalty on net sales of Licensed Products and a portion of any sublicensing revenue received by Roche in connection with the grant of a sublicense to develop and commercialize the reverted Licensed Products, in each case at a percentage and for a period determined by the timing of such termination.

Intellectual Property

We strive to protect and enhance the proprietary technologies, inventions and improvements that we believe are important to our business, including seeking, maintaining and defending patent rights, whether developed internally or licensed from third parties. Our policy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States including Australia, Canada, China, Europe, Japan, and Mexico, related to our proprietary technology, inventions, improvements, platforms and our product candidates that are important to the development and implementation of our business.

As of November 15, 2021, our Roche-licensed patent portfolio includes two issued U.S. patents, 107 issued foreign patents, and 16 pending foreign applications, directed to CIN-107 and its back-up compound, as well as pharmaceutical compositions comprising CIN-107 or the back-up compound, with expected expiry dates not earlier than 2032.

With regard to our hypertension drug candidate, CIN-107, as of March 22, 2022, we are the exclusive licensee of one U.S. patent, 53 foreign patents, and 8 pending foreign patent application. These patent rights relate to our product candidate’s composition of matter and compositions containing it. These patents are expected to expire in 2032, however, a patent term extension may be available.

With regard to the use of our hypertension drug candidate, CIN-107, as of March 22, 2022, we are the sole owner of two U.S. provisional patent applications. Assuming the applications will be converted at their 12-month conversion deadlines, patents issuing from these applications would be expected to expire in 2042, however, a patent term extension may be available.

With regard to our additional hypertension drug candidate, a back-up compound to CIN-107, as of March 22, 2022, we are the exclusive licensee of licensee of one U.S. patent, 54 foreign patents, and 8 pending foreign patent application. These patent rights relate to our product candidate’s composition of matter and compositions containing it. These patents are expected to expire in 2032, however, a patent term extension may be available.

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued for regularly filed applications in the United States are granted a term of 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the U.S. Patent and Trademark Office, or the USPTO, delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory- related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

Furthermore, we rely upon know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our collaborators, employees and consultants and invention assignment agreements with our employees. We also have confidentiality agreements or invention assignment agreements with our collaborators and consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our product candidates or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future product candidates may have an adverse impact on us. If third parties have prepared and filed patent applications prior to March 16, 2013 in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the USPTO, to determine priority of invention. For more information, please see “Item 1A. Risk Factors — Risks Related to Intellectual Property.”

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local levels, and in other countries, extensively regulate, among other things, the research, development, testing, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, import and export of pharmaceutical products, such as those we are developing. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

United States Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the drug development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve a pending New Drug Application, or NDA, withdrawal of an approval, imposition of a clinical hold, issuance of warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves:

•
completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•
submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•
approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
•
performance of adequate and well controlled clinical trials, in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the proposed drug for each indication;
•
submission to the FDA of an NDA;
•
satisfactory completion of an FDA advisory committee review, if applicable;
•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP requirements, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•
satisfactory completion of an FDA inspection of selected clinical sites to assure compliance with GCPs and the integrity of the clinical data;
•
payment of user fees; and
•
FDA review and approval of the NDA.

Preclinical Studies

Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. An IND sponsor must submit the results of the nonclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Some nonclinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold.

In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must continue to oversee the clinical trial while it is being conducted. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their ClinicalTrials.gov website.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined. In Phase 1, the drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an initial indication of its effectiveness. In Phase 2, the drug typically is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. In Phase 3, the drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well controlled clinical trials to generate enough data to statistically evaluate the safety and efficacy of the product for approval, to establish the overall risk benefit profile of the product and to provide adequate information for the labeling of the product.

Progress reports detailing the results of the clinical trials must be submitted, at least annually, to the FDA, and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements, or if the drug has been associated with unexpected serious harm to patients.

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision.

In addition, under the Pediatric Research Equity Act, certain NDAs or supplements to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. The FDA also may require submission of a risk evaluation and mitigation strategy, or REMS, plan to ensure that the benefits of the drug outweigh its risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical trial sites to assure compliance with GCP requirements.

The testing and approval process for an NDA requires substantial time, effort and financial resources, and takes several years to complete. Data obtained from preclinical and clinical testing are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval of an NDA on a timely basis, or at all.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Post Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications, manufacturing changes or other labeling claims, are subject to further testing requirements and prior FDA review and approval. There also are continuing annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as application fees for supplemental applications with clinical data.

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, including a boxed warning, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•
fines, warning letters or holds on post-approval clinical trials;
•
refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
•
product seizure or detention, or refusal to permit the import or export of products; or
•
injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label, although physicians, based on their independent medical judgement, may prescribe approved drugs for unapproved indications. However, biopharmaceutical companies may only share truthful and not misleading information that is otherwise consistent with the labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting their promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative liability.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Federal and State Fraud and Abuse, Data Privacy and Security, and Transparency Laws and Regulations

In addition to FDA restrictions on marketing of pharmaceutical products, federal and state healthcare laws and regulations restrict business practices in the biopharmaceutical industry and the processing of personal data more generally. These laws may impact, among other things, our current and future business operations, including our clinical research activities, and proposed sales, marketing and education programs and constrain the business or financial arrangements and relationships with healthcare providers, third-party payors, customers and other parties through which we market, sell and distribute our products for which we obtain marketing approval. These laws include anti-kickback and false claims laws and regulations, data privacy and security, and transparency laws and regulations, including, without limitation, those laws described below.

The federal Anti-Kickback Statute prohibits any person or entity from, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration (including any kickback, bribe, or rebate), directly or indirectly, to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. Further, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

Federal civil and criminal false claims laws, including the federal civil False Claims Act, which can be enforced by individuals through civil whistleblower or qui tam actions, and the Civil Monetary Penalties Law, prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, impose specified requirements on certain types of individuals and entities relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities, which include certain healthcare providers, healthcare clearinghouse and health plans, that create, receive, maintain or transmit individually identifiable health information in connection with providing a service for or on behalf of a covered entity, and their covered subcontractors. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions.

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (including physician assistants and nurse practitioners), and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members.

We may also be subject to analogous state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, or that apply regardless of payor, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, state and local laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, state laws that require drug manufacturers to report information on the pricing of certain drugs, state and local laws that require the registration of pharmaceutical sales representatives, and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

In addition, privacy laws governing personal data more generally, such as the California Consumer Privacy Act of 2018, or the CCPA, and the European Union’s General Data Protection Regulation 2016/679, or the EU GDPR, are becoming increasingly stringent and exemplify evolving regulatory frameworks related to processing personal data that may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collecting, using, and disclosing personal data and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data, and to optout of certain personal data disclosures). Also, the CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. In addition, it is anticipated that the California Privacy Rights Act of 2020, or the CPRA, effective January 1, 2023, will expand the CCPA. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal data, establish restrictions on personal data retention, expand the types of data breaches that are subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. U.S. federal and state consumer protection laws may require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.

European data privacy and security laws (including the EU GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. For example, the EU GDPR applies to any company established in the European Economic Area, or the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances.

Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to significant criminal, civil and administrative penalties including damages, fines, imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, disgorgement, exclusion from participation in government healthcare programs and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, implementation of corporate compliance programs, reporting of payments or transfers of value to healthcare professionals, and additional data privacy and security requirements. See the section titled “Risk Factors – Risks Related to Regulatory Matters” for additional information about the laws and regulations to which we are or may become subject and about the risks to our business associated with such laws and regulations.

Coverage and Reimbursement

The future commercial success of our, or any of our collaborators’, product candidates, if approved, will depend in part on the extent to which third-party payors, such as governmental payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers and other third-party payors, provide coverage of and establish adequate reimbursement levels for our product candidates. Third-party payors generally decide which products they will pay for and establish reimbursement levels for those products. In particular, in the United States, no uniform policy for coverage and reimbursement exists. Private health insurers and other third-party payors often provide coverage and reimbursement for products based on the level at which the government, through the Medicare program, provides coverage and reimbursement for such products, but also have their own methods and approval process apart from Medicare determinations. Therefore, coverage and reimbursement can differ significantly from payor to payor.

In the United States, the European Union, or EU, and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of products, particularly for new and innovative products, which often has resulted in average selling prices lower than they would otherwise be. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage. These pressures can arise from rules and practices of managed care groups, judicial decisions and laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical coverage and reimbursement policies and pricing in general.

Third-party payors are increasingly imposing additional requirements and restrictions on coverage and limiting reimbursement levels for products. For example, federal and state governments reimburse products at varying rates generally below average wholesale price. These restrictions and limitations influence the purchase of products. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of products, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our product candidates, in addition to the costs required to obtain the FDA approvals. Nonetheless, our product candidates may not be considered medically necessary or cost-effective. Furthermore, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Accordingly, adequate third-party payor reimbursement may not be available to enable us to realize an appropriate return on our investment in product development. Legislative proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our product candidates, if approved, or exclusion of our product candidates from coverage and reimbursement. The cost containment measures that third-party payors and providers are instituting and any healthcare reform could significantly reduce our revenues from the sale of any approved product candidates.

Healthcare Reform

The United States and some foreign jurisdictions are considering enacting or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our product candidates profitably, if approved. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts, which include major legislative initiatives to reduce the cost of care through changes in the healthcare system, including limits on the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded health care programs, and increased governmental control of drug pricing.

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the PPACA, became law in March 2010 and substantially changed the way healthcare is financed by both third-party payors. Among other measures that may have an impact on our business, the PPACA establishes an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. Additionally, the PPACA extends manufacturers’ Medicaid rebate liability, expands eligibility criteria for Medicaid programs, and expands entities eligible for discounts under the Public Health Service Act.

There have been executive, judicial and Congressional challenges to certain aspects of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Furthermore, on June 17, 2021, the United States Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the PPACA will remain in effect in its current form. Further, prior to the United States Supreme Court ruling on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, as amended, which, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and, following passage of subsequent legislation, including the BBA and the Infrastructure Investment and Jobs Act, will continue through 2031 with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. In January 2013, the American Taxpayer Relief Act of 2012 was enacted which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020, implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health & Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. The Most Favored Nation regulations mandate participation by identified Medicare Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It also possible that governmental action will be taken in response to the COVID-19 pandemic.

Foreign Regulation

In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our product candidates. For example, in the European Union, we must obtain authorization of a clinical trial application, or CTA, in each member state in which we intend to conduct a clinical trial. Whether or not we obtain FDA approval for a drug, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the drug in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

Employees and Human Capital

As of March 22, 2022, we had 15 full-time employees, eight of whom were primarily engaged in research and development activities and three of whom have an M.D. or Ph.D. degree. None of our employees is represented by a labor union and we consider our employee relations to be good. In addition, we intend to continue to use clinical research organizations, or CROs, third-party clinical trial sites and other third parties to conduct our clinical trials and manufacture clinical supplies of our product candidate.

Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

Corporate Information

We were incorporated under the laws of the State of Delaware in March 2018 as a subsidiary of CinRx and spun out as an independent company in May 2019. Our principal executive offices are currently located at 200 Clarendon Street, 6th Floor, Boston, Massachusetts 02116 and our telephone number is (844) 531-1834. Effective April 1, 2022, our principal executive offices will be located at City Point, 230 Third Avenue, 6th floor, Waltham, Massachusetts 02451. Our website address is www.cincor.com.

Item 1A. Risk Factors.

The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report on Form 10-K and those we may make from time to time. You should carefully consider the risks described below, in addition to the other information contained in this Annual Report on Form 10-K and our other public filings. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Associated with Our Business

Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock. These risks are more fully described in this “Risk Factors” section, including the following:

•
We have incurred significant operating losses since our inception. We expect to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
•
We have a limited operating history and no history of commercializing products, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•
We will require substantial additional funding to finance our operations. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate our development of CIN-107 or other operations.
•
Our history of recurring losses and anticipated expenditures raises substantial doubts about our ability to continue as a going concern. Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations.
•
Our business is entirely dependent at this time on the success of one drug, CIN-107, for which we are currently pursuing clinical development in various clinical trials. Our future success is substantially dependent on the successful clinical development and regulatory approval of CIN-107. If we are not able to obtain required regulatory approvals for CIN-107 or any future product candidates, we will not be able to commercialize CIN-107 or any future product candidates and our ability to generate revenue will be adversely affected.
•
Interim, “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•
We may not be successful in our efforts to expand our pipeline beyond CIN-107 for hypertension, primary aldosteronism, or PA, and chronic kidney diseases, or CKD.
•
Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials and we cannot assure you that any ongoing, planned or future clinical trials will lead to results sufficient to obtain the necessary regulatory approvals.
•
Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be delayed, made more difficult or rendered impossible by multiple factors outside our control. We may continue to find it difficult to enroll patients in our Phase 2 spark-PA clinical trial of CIN-107 in PA.
•
Our business, operations and clinical development timelines and plans may be adversely affected by the evolving and ongoing COVID-19 pandemic, the global economy or global supply chain, financial and credit market fluctuations, international trade relations, political turmoil, natural catastrophes, warfare (such as the conflict involving Russia and Ukraine), and terrorist attacks.

•
We have, and intend to continue to, rely on third parties to conduct, supervise and monitor our existing clinical trials and potential future clinical trials for product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
•
We have, and intend to continue to, rely on third parties to produce clinical and commercial supplies of CIN-107 and any future product candidates.
•
We recently terminated our Management Services Agreement with CinRx, a related party we have relied on to provide us with services since our inception, and we may not be able to effectively replace those services.
•
We may face substantial competition, which may result in others developing or commercializing drugs before or more successfully than we do.
•
Even if we complete the necessary preclinical studies and clinical trials, the regulatory approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of CIN-107 or any future product candidates. If we or any future collaborators are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we or they will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.
•
Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant operating losses since our inception. We expect to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our clinical development and ongoing operations. Since inception in 2018, we have incurred significant operating losses. Our net loss was $50.4 million and $22.3 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $77.7 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since our inception, we have focused primarily on raising capital, organizing and staffing our company, business planning, and acquiring and progressing our lead product candidate, CIN-107, through clinical development after in-licensing the compound from F. Hoffmann-La Roche Ltd and Hoffmann La-Roche Inc., whom we collectively refer to in this annual report as Roche, in 2019. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

•
continue our ongoing and planned development of CIN-107, including our Phase 2 clinical trials evaluating the effects of CIN-107 on treatment-resistant hypertension, or rHTN, uncontrolled hypertension, or uHTN, and PA;
•
initiate clinical trials for CIN-107 for any additional cardio-renal indications we may pursue, including our planned Phase 2 clinical trial exploring the utility of CIN-107 in ameliorating complications of CKD;
•
seek marketing approvals for CIN-107 for the treatment of hypertension, PA and any future product candidates that successfully complete clinical trials;
•
maintain, protect and expand our intellectual property portfolio;
•
hire additional clinical, regulatory and scientific personnel;
•
add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts;
•
incur additional legal, accounting and other expenses associated with operating as a public company;
•
establish a sales, marketing, manufacturing and distribution capability to commercialize CIN-107 or any future product candidate for which we may obtain marketing approval; and
•
build a portfolio of product candidates through development, or the acquisition or in-license of drugs, product candidates or technologies.

To become and remain profitable, we must succeed in developing and eventually commercializing drugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials of CIN-107 for the treatment of hypertension, PA, CKD, and any future indications, and other product candidates that we may decide to pursue, obtaining regulatory approval, procuring commercial-scale manufacturing, marketing and selling CIN-107 and any such future products for which we may obtain regulatory approval, as well as discovering or acquiring and then developing additional product candidates. We are only in the preliminary stages of some of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of expenses or when, or if, we will be able to achieve profitability. Our expenses could increase beyond our expectations if we are required by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or other regulatory authorities to perform studies in addition to those we currently expect, or if there are any delays in the initiation and completion of our clinical trials or the development of CIN-107 or any future product candidates.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our common stock could also cause you to lose all or part of your investment.

We have a limited operating history and no history of commercializing products, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We are a clinical-stage company founded in 2018 and spun-out as a separate company from CinRx Pharma, LLC, or CinRx, in 2019. Our operations to date have been largely focused on raising capital, organizing and staffing our company, business planning, and acquiring and progressing our lead product candidate, CIN-107, through clinical development after in-licensing the compound from Roche in 2019. As an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in clinical development, especially clinical-stage biopharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

We may encounter additional and unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We may also face additional costs of building out internal accounting, legal, compliance and other operational and administrative functions, including as a result of our termination of the management services agreement with CinRx, or the Management Services Agreement. For further information on our termination of the Management Services Agreement, please see “We recently terminated our Management Services Agreement with CinRx, a related party we have relied on to provide us with services since our inception, and we may not be able to effectively replace those services.” elsewhere in this section. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

Additionally, we expect our financial condition and operating results to continue to fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

We will require substantial additional funding to finance our operations. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate our development of CIN-107 or other operations.

Based on our research and development plans, we expect that our existing cash and cash equivalents, including funds raised from the IPO, are estimated to support the our operating expenses and capital requirements through 2024, including our ongoing and currently planned Phase 2 and Phase 3 clinical programs. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned activities. Our future capital requirements will depend on many factors, including:

•
the timing, progress and results of our ongoing and planned clinical trials of CIN-107 for the treatment of hypertension, PA, CKD, as well as any additional cardio-renal indications;

•
the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials of CIN-107 for additional indications or any future product candidates that we may pursue;
•
our ability to establish collaborations on favorable terms, if at all;
•
the costs, timing and outcome of the regulatory review of CIN-107 and any future product candidates;
•
the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for CIN-107 and any future product candidates for which we may receive marketing approval;
•
the revenue, if any, received from commercial sales of CIN-107 and any future product candidates for which we may receive marketing approval;
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•
the extent to which we acquire or in-license other product candidates and technologies; and
•
the costs of operating as a public company.

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, CIN-107 and any future product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Adequate additional financing may not be available to us on acceptable terms, or at all. We are not currently eligible to file a Form S-3 shelf registration statement, which could limit our ability to secure additional financing. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether terminate our research and development programs or future commercialization efforts. We may also need to seek collaborators for CIN-107 and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, or relinquish or license on unfavorable terms our rights to CIN-107 and any future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the above events could significantly harm our business, prospects, financial condition, and results of operations and cause the price of our common stock to decline. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the continued disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and geopolitical events, including the conflict between Russia and Ukraine. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

Raising additional capital may cause dilution to our stockholders, including purchasers of shares of our common stock, restrict our operations or require us to relinquish rights to CIN-107 or any future product candidates.

We expect our expenses to increase in connection with our planned operations. Until such time, if ever, as we can generate substantial revenue from CIN-107 or any future product candidates, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. Although we are not currently eligible to file a shelf registration statement on Form S-3, we intend to do so when we are eligible, which would potentially allow greater financing flexibility. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, incurring additional debt, making capital expenditures, declaring dividends or placing limitations on our ability to acquire, sell or license intellectual property rights. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of CIN-107 or any future product candidates.

If we raise additional capital through future collaborations, strategic alliances or third-party licensing arrangements, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional capital when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts, or grant rights to develop and market CIN-107 or any future product candidates that we would otherwise develop and market ourselves.

Risks Related to the Clinical Development of CIN-107 or Future Product Candidates

Our business is entirely dependent on the success of one clinical development program, CIN-107, for which we are currently pursuing clinical development in various clinical trials. Our future success is substantially dependent on the successful clinical development and regulatory approval of CIN-107. If we are not able to obtain required regulatory approvals for CIN-107 or any future product candidates, we will not be able to commercialize CIN-107 or any future product candidates and our ability to generate revenue will be adversely affected.

CIN-107 is currently our only product candidate and we have not licensed, acquired, or invented any other product candidates for preclinical or clinical evaluation. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development and that therefore may be able to better sustain a failure of a lead candidate. The success of our business, including our ability to finance our company and generate any revenue in the future, will, at this point, depend entirely on the successful development, regulatory approval and commercialization of CIN-107, which may never occur. Neither we nor any future collaborator is permitted to market any drug product candidates in the United States or abroad until we receive regulatory approval from the FDA or applicable foreign regulatory agency. The time required to obtain approval or other marketing authorizations by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions.

Prior to obtaining approval to commercialize CIN-107 and any other product candidate in the United States or abroad, we must demonstrate with substantial evidence from well controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for CIN-107 is promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional nonclinical studies, including human factor studies, or clinical trials for CIN-107 either prior to or post-approval, or it may object to elements of our clinical development program. In addition, the FDA typically refers applications for novel drugs, like CIN-107 and potentially any future product candidates, to an advisory committee composed of outside experts. The FDA is not bound by the recommendation of the advisory committee, but it considers such recommendation when making its decision.

Of the large number of products in development, only a small percentage successfully complete the FDA or comparable foreign regulatory authorities’ approval processes and are commercialized. The lengthy approval or marketing authorization process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval or marketing authorization to market CIN-107 or any future product candidates, which would significantly harm our business, financial condition, results of operations and prospects.

We have invested a significant portion of our time and financial resources in the development of CIN-107. Our business is dependent on our ability to successfully complete development of, obtain regulatory approval for, and, if approved, successfully commercialize CIN-107 and any future product candidates in a timely manner.

Even if we eventually complete clinical testing and receive approval of a new drug application, or NDA, or foreign marketing application for CIN-107 and any future product candidates, the FDA or the comparable foreign regulatory authorities may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-market clinical trials. The FDA or the comparable foreign regulatory authorities also may approve or authorize for marketing a product candidate for a more limited indication or patient population that we originally request, and the FDA or comparable foreign regulatory authorities may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of CIN-107 or any future product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

In addition, the FDA and comparable foreign regulatory authorities may change their policies, adopt additional regulations or revise existing regulations or take other actions, which may prevent or delay approval of our future products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained.

Interim, “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, “top-line” or preliminary data from our clinical trials. Interim data from ongoing clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example in August 2021, we conducted a review of blinded, preliminary safety data from our ongoing BrigHtn trial on 124 patients who had either completed 12 weeks of treatment or withdrew from the trial. The purpose of this blinded data review was to enable an assessment of the overall management and conduct of the trial, without unblinding any individual patient data. Due to the preliminary and blinded nature of the data, this interim data set was not subject to the standard quality control measures typically associated with final clinical trial results. Due to the blinded nature of the BrigHtn trial, we currently do not know if participants receiving CIN-107 experienced any decrease in blood pressure, or if the decreases in blood pressure, if any, differed from participants receiving a placebo. In addition, the BrigHtn trial is ongoing, and we will not know whether treatment with CIN-107 lowers blood pressure in a clinically meaningful manner until all clinical trials we intend to complete prior to submitting a request for marketing authorization have been conducted and reviewed by the FDA. Furthermore, this preliminary data is not subject to the same quality control measures as final data, which creates a risk that the final results could be materially different from the preliminary results observed in this blinded data review.

Additionally, we may utilize an “open-label” clinical trial design. For example, our HALO trial includes a four week “open-label” extension during which patients will continue to receive doses of CIN-107. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open label trial may not be predictive of future clinical trial results with CIN-107 or any future product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

We may not be successful in our efforts to expand our pipeline beyond CIN-107 for hypertension, PA and CKD.

We intend to advance the development of CIN-107 across multiple cardio-renal indications and progress these indications through clinical development. We may not be able to expand the scope of cardio-renal indications for CIN-107 beyond hypertension, PA, and CKD or leverage our expertise and experience with hypertension and PA to other cardio-renal indications. We may not be able to develop CIN-107 for other indications in a manner that is safe and effective. Even if we are successful in continuing to expand CIN-107 to other indications and further build our pipeline, the potential indications that we identify may not be suitable for clinical development, including as a result of safety, tolerability, efficacy or other characteristics that indicate that they are unlikely to receive marketing approval, achieve market acceptance or obtain reimbursements from third-party payors. If we do not successfully execute on our strategy of expanding our product pipeline, it could significantly harm our financial position and adversely affect the trading price of our common stock.

Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials and we cannot assure you that any ongoing, planned or future clinical trials will lead to results sufficient for the necessary regulatory approvals.

Success in preclinical testing and earlier clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical studies and earlier clinical trials does not ensure that later efficacy trials will be successful, nor does it predict final results. For example, we have not yet completed a Phase 2 or Phase 3 clinical trial evaluating the safety and efficacy of CIN-107 in any indication. CIN-107 and any future product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through earlier clinical trials.

In addition, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. As an organization, we have limited experience designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including changes in regulatory policy during the period of our product candidate development. Any such delays could negatively impact our business, financial condition, results of operations and prospects.

We may encounter substantial delays or difficulties in our clinical trials.

We may not commercialize, market, promote or sell any product candidate without obtaining marketing approval from the FDA or comparable foreign regulatory authorities, and we may never receive such approvals. It is impossible to predict when or if CIN-107 or any future product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of CIN-107 or any future product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidate in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

We may experience numerous unforeseen events prior to, during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize CIN-107 and any future product candidates, including:

•
delays in reaching a consensus with regulatory authorities on design or implementation of our clinical trials;
•
regulators or institutional review boards, or IRBs, may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•
delays in reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites;
•
the number of patients required for clinical trials of CIN-107 or any future product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, patients may drop out of these clinical trials at a higher rate than we anticipate or fail to return for post- treatment follow-up or we may fail to recruit suitable patients to participate in a trial;
•
clinical trials of CIN-107 or any future product candidates may produce negative or inconclusive results;
•
imposition of a clinical hold by regulatory authorities as a result of a serious adverse event, concerns with a CIN-107 or any future product candidates or after an inspection of our clinical trial operations, trial sites or manufacturing facilities;
•
occurrence of serious adverse events associated with CIN-107 or any future product candidate that are viewed to outweigh its potential benefits;
•
changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•
interruptions resulting from public health emergencies, including those related to the COVID-19 pandemic; or
•
we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs.

For example, we amended the trial protocol of our spark-PA clinical trial after encountering difficulties in enrolling patients in the trial due to concerns about the prolonged period of elevated blood pressure during washout of existing blood pressure medications that was originally needed to re-confirm the diagnosis of PA, which caused enrollment to be slower than anticipated. However, we cannot be assured that we will not continue to experience difficulties in enrolling patients in the trial. Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue from future drug sales or other sources. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional testing to bridge our modified product candidate to earlier versions. Clinical trial delays could shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, or allow our competitors to bring competing drugs to market before we do, which could impair our ability to successfully commercialize CIN-107 or any future product candidates and may harm our business, financial condition, results of operations and prospects.

Additionally, if the results of our clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our product candidates, we may:

•
be delayed in obtaining marketing approval, if at all;
•
obtain approval for indications or patient populations that are not as broad as intended or desired;
•
obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•
be subject to additional post-marketing testing requirements;
•
be required to perform additional clinical trials to support approval or be subject to additional post- marketing testing requirements;
•
have regulatory authorities withdraw, or suspend, their approval of the drug or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy, or REMS;
•
be subject to the addition of labeling statements, such as warnings or contraindications;
•
be sued; or
•
experience damage to our reputation.

Our product development costs will also increase if we experience delays in testing or obtaining marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, need to be restructured or be completed on schedule, if at all.

Further, we, the FDA or an IRB may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including the FDA’s current Good Clinical Practice, or GCP, regulations, that we are exposing participants to unacceptable health risks, or if the FDA finds deficiencies in our investigational new drug applications, or INDs, or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of CIN-107 or any future product candidates could be negatively impacted, and our ability to generate revenues from CIN-107 or any future product candidates may be delayed.

Clinical trials are very expensive, time consuming and difficult to design and implement.

CIN-107 and any future product candidates we may decide to pursue will require clinical testing before we are prepared to submit an NDA for regulatory approval. We cannot predict with any certainty if or when we might submit an NDA for regulatory approval for CIN-107 or any future product candidate or whether any such NDA will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA or comparable foreign regulatory authorities may not agree with our proposed endpoints for any future clinical trial of CIN-107 or any future product candidates, which may delay the commencement of our clinical trials. The clinical trial process is also time consuming. We estimate that the successful completion of clinical trials for CIN-107 and any future product candidates will take several years to complete. Furthermore, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials.

Certain of the indications we seek to treat are often underdiagnosed and it may be difficult to identify and enroll patients with these indications. If we experience delays or difficulties in the enrollment and/or maintenance of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population and competition for patients with other trials. Certain of the indications we are pursuing are often underdiagnosed, which may further limit the number of patients available to participate in our clinical trials. For example, despite being one of the more common causes of secondary hypertension, PA continues to be underdiagnosed due to the complexity of the current diagnostic guidelines recommended by the Endocrine Society.

Clinical trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, EMA or foreign regulatory authorities. We cannot predict how successful we will be at enrolling subjects in future clinical trials. Subject enrollment is affected by other factors including:

•
the eligibility criteria for the trial in question;
•
the size of the patient population and process for identifying patients;
•
the perceived risks and benefits of the product candidate in the trial;
•
the availability of competing commercially available therapies and other competing therapeutic candidates’ clinical trials;
•
the willingness of patients to be enrolled in our clinical trials;
•
the efforts to facilitate timely enrollment in clinical trials;
•
potential disruptions caused by the COVID-19 pandemic, including difficulties in initiating clinical sites, enrolling and retaining participants, diversion of healthcare resources away from clinical trials, travel or quarantine policies that may be implemented, and other factors, in addition to any impacts from geopolitical events, including the conflict between Russia and Ukraine;
•
the patient referral practices of physicians;
•
the ability to monitor patients adequately during and after treatment; and
•
the proximity and availability of clinical trial sites for prospective patients.

Our inability to enroll a sufficient number of patients for clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in these clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. Furthermore, we currently rely and expect to rely in the future on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and we will have limited influence over their performance.

Depending on the results of our Phase 2 studies in CKD and PA regarding optimal dosing levels, in the event that higher doses than those in the current BrigHtn and HALO studies are indicated, the FDA may require us to collect a significant population of patients for the safety database and that may cause delay or be too expensive for us to continue development.

Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining enrollment of such patients in our clinical trials.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be delayed, made more difficult or rendered impossible by multiple factors outside our control. We have found, and may continue to find, it difficult to enroll patients in our Phase 2 spark-PA clinical trial of CIN-107 in PA.

Identifying and qualifying patients to participate in our clinical trials is critical to our success. If the actual number of patients with rHTN, uHTN, PA, CKD, or any other indications that we may pursue for CIN-107 or future product candidates, is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of CIN-107 and any future product candidates. Furthermore, certain of the indications we are pursuing may be underdiagnosed, which may further limit the number of patients available to participate in our clinical trials. For example, despite being one of the more common causes of secondary hypertension, PA continues to be underdiagnosed due to the complexity of the current diagnostic guidelines recommended by the Endocrine Society. In addition, enrollment in our spark-PA trial has been slower than anticipated and we have recently amended the trial design protocol to remove the placebo arm of the study, with the goal of alleviating patients’ and physicians’ concerns about the prolonged period of elevated blood pressure during washout of existing blood pressure medications that was originally needed to re-confirm the diagnosis of PA, followed by the possibility of randomization into a placebo arm. However, we cannot be assured that we will not continue to experience difficulties in enrolling patients in this trial. Even once enrolled we may be unable to retain a sufficient number of patients to complete some of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites, the experience and capabilities of the clinical sites to recruit the correct patients, and the eligibility criteria for the trial. Patient enrollment may also continue to be affected by the ongoing COVID-19 pandemic, which could be due to the prioritization of hospitalization resources toward this pandemic, exposure of healthcare providers to COVID-19 and difficulties for patients to access clinical trial sites and comply with clinical trial protocols.

Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of CIN-107 and any future product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop CIN-107 or any future product candidates or could render further development impossible. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development activities, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Any of these changes could cause CIN-107 or any future product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, including comparability testing to bridge earlier clinical data obtained from CIN-107 produced under earlier manufacturing methods or formulations, and regulatory authorities may disagree on the interpretation of results from this testing. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of CIN-107 or any future product candidates and jeopardize our ability to commence sales and generate revenue.

Our business, operations and clinical development timelines and plans may be adversely affected by the evolving and ongoing COVID-19 pandemic.

Our business and operations may be adversely affected by the effects of the recent and evolving COVID-19 virus, which was declared by the World Health Organization as a global pandemic. The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, including public health directives and orders in the United States and the European Union that, among other things and for various periods of time, directed individuals to shelter at their places of residence, directed businesses and governmental agencies to cease non-essential operations at physical locations, prohibited certain non-essential gatherings and events and ordered cessation of non-essential travel. Future remote work policies and similar government orders or other restrictions on the conduct of business operations related to the COVID-19 pandemic may negatively impact productivity and may disrupt our ongoing research and development activities and our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Further, such orders also may impact the availability or cost of materials, which would disrupt our supply chain and manufacturing efforts and could affect our ability to conduct ongoing and planned clinical trials and preparatory activities.

Although our current and planned clinical trials have not been significantly impacted by the COVID-19 pandemic to date, we may experience related disruptions in the future that could severely impact our clinical trials, including:

•
delays, difficulties or a suspension in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•
interruptions in our ability to manufacture and deliver drug supply for trials;
•
diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•
changes in local regulations as part of a response to the COVID-19 pandemic that may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
•
interruption of key clinical trial activities, such as clinical trial site monitoring, and the ability or willingness of subjects to travel to trial sites due to limitations on travel imposed or recommended by federal or state governments, employers and others;

•
limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
•
delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and
•
refusal of the FDA to accept data from clinical trials in these affected geographies.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, it could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 pandemic impacts our business and operations, including our clinical development and regulatory efforts, will depend on future developments that are highly uncertain and cannot be predicted with confidence at the time of this annual report, such as the duration of the outbreak, the duration and effect of business disruptions and the short- term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease and the availability, timing and effectiveness of a vaccine, both domestically and globally. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

CIN-107 or any future product candidate may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations, if they occur. For example, patients participating in our clinical trials have reported urinary tract infection, fatigue, hyperkalemia, headache, renal impairment, hyponatremia, nausea, and dizziness.

In addition, it is possible that as we test CIN-107 or any future product candidates in larger, longer and more extensive clinical trials on larger more diverse groups of patients, or as use of CIN-107 or any future product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects or patients. Many times, side effects are only detectable after investigational drugs are tested in large-scale pivotal trials, which we as an organization have never conducted, or in some cases, after they are made available to patients on a commercial scale after approval. Any adverse effects encountered in our preclinical studies or clinical trials, whether or not drug-related, could affect patient enrollment or the ability of enrolled patients to complete the trial or result in potential product liability claims. If additional clinical experience indicates that CIN-107 or any future product candidates have side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would harm our business, prospects, operating results and financial condition.

As an organization, we have never completed pivotal clinical trials, and we may be unable to do so for CIN-107 or any product candidates we may develop.

We will need to successfully complete pivotal clinical trials in order to obtain the approval of the FDA and other regulatory agencies to market CIN-107 or any future product candidates. Carrying out later-stage clinical trials and the submission of a successful NDA is a complicated process. As an organization, we have not previously completed any later stage or pivotal clinical trials and have limited experience in preparing, submitting and prosecuting regulatory filings. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to NDA submission and approval of CIN-107 for treatment resistant hypertension. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials could prevent us from or delay us in commercializing CIN-107.

We may explore strategic collaborations that may never materialize, or we may be required to relinquish important rights to and control over the development of CIN-107 or any future product candidate to any future collaborators.

We intend to periodically explore a variety of possible strategic collaborations in an effort to gain access to additional product candidates or resources. At the current time, we cannot predict what form such a strategic collaboration might take. We are likely to face significant competition in seeking appropriate strategic collaborators, and strategic collaborations can be complicated and time consuming to negotiate and document. We may not be able to negotiate strategic collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any strategic collaborations because of the numerous risks and uncertainties associated with establishing them.

Future collaborations could subject us to a number of risks, including:

•
we may be required to undertake the expenditure of substantial operational, financial and management resources;
•
we may be required to issue equity securities that would dilute our stockholders’ percentage ownership of our company;
•
we may be required to assume substantial actual or contingent liabilities;
•
we may not be able to control the amount and timing of resources that our strategic collaborators devote to the development or commercialization of our product candidates;
•
strategic collaborators may select indications or design clinical trials in a way that may be less successful than if we were doing so;
•
strategic collaborators may delay clinical trials, provide insufficient funding, terminate a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new version of a product candidate for clinical testing;
•
strategic collaborators may not pursue further development of products resulting from the strategic collaboration arrangement or may elect to discontinue research and development programs;
•
strategic collaborators may not commit adequate resources to the marketing and distribution of CIN-107 or any future product candidates, limiting our potential revenues from these products;
•
disputes may arise between us and our strategic collaborators that result in the delay or termination of the research or development of CIN-107 or any future product candidates or that result in costly litigation or arbitration that diverts management’s attention and consumes resources;
•
strategic collaborators may experience financial difficulties;
•
strategic collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in a manner that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
•
business combinations or significant changes in a strategic collaborator’s business strategy may adversely affect a strategic collaborator’s willingness or ability to complete its obligations under any arrangement;
•
strategic collaborators could decide to move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and
•
strategic collaborators could terminate the arrangement or allow it to expire, which would delay the development and may increase the cost of developing our product candidates.

Risks Related to Our Dependence on Third Parties

We have, and intend to continue to, rely on third parties to conduct, supervise and monitor our existing clinical trials and potential future clinical trials for product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We have engaged CROs to conduct our Phase 2 clinical trials in patients with rHTN, uHTN, CKD and PA, and we expect to engage CROs for future clinical trials of CIN-107 and any future product candidates. We expect to continue to rely on third parties, including clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials, and we do not currently have the ability to independently conduct any clinical trials ourselves.

Any of these third parties may terminate their engagements with us, some in the event of an uncured material breach and some at any time for convenience. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties or to do so on commercially reasonable terms, if at all. Switching or adding CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. Further, the performance of our CROs may also be interrupted by the ongoing COVID-19 pandemic, including due to travel or quarantine policies, heightened exposure of CRO staff who are healthcare providers to COVID-19 or prioritization of resources toward the COVID-19 pandemic, in addition to potential impacts from geopolitical events, including the conflict between Russia and Ukraine.

We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and we expect to have limited influence over their actual performance. We rely upon CROs to monitor and manage data for our clinical programs. We expect to control only certain aspects of the activities of our CROs. Nevertheless, we will be responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.

We and our CROs are required to comply with the good laboratory practices, or GLPs, and GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities in the form of International Conference on Harmonization guidelines for CIN-107 or any future product candidates that are in preclinical and clinical development. The regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we rely on CROs to conduct GCP-compliant clinical trials, we remain responsible for ensuring that each of our GLP preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we or our CROs fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the regulatory approval process. We are also required to register certain clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Our reliance on third parties to conduct clinical trials will result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with CROs and other third parties can be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Such parties may:

•
have staffing difficulties;
•
fail to comply with contractual obligations;
•
experience regulatory compliance issues;
•
experience business disruptions from public health emergencies or other events, such as the COVID-19 pandemic, and accompanying shelter in place orders or other measures; or
•
undergo changes in priorities or become financially distressed.

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, fail to comply with regulatory requirements, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, any product candidate that we develop. As a result, our financial results and the commercial prospects for any product candidate that we develop would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

While we will have agreements governing their activities, our CROs will not be our employees, and we will not control whether or not they devote sufficient time and resources to our clinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities. If these CROs, do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we may not be able to obtain, or may be delayed in obtaining, regulatory approvals for CIN-107 or any future product candidates. If that occurs, we will not be able to, or may be delayed in our efforts to, successfully commercialize CIN-107 or any future product candidates. In such an event, our financial results and the commercial prospects for CIN-107 or any future product candidates that we seek to develop could be harmed, our costs could increase and our ability to generate revenues could be delayed, impaired or foreclosed.

In addition, quarantines, shelter-in-place, and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to the COVID-19 pandemic or other infectious diseases could impact personnel at our CROs, which could disrupt our clinical timelines, which could have a material adverse impact on our business, prospects, financial condition, and results of operations.

We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology.

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of CIN-107 and any future product candidates.

We have, and intend to continue to, rely on third parties to produce clinical and commercial supplies of CIN-107 and any future product candidates.

We do not own or operate facilities for drug manufacturing, storage and distribution, or testing. We are, and will continue to be, dependent on third parties to manufacture the clinical supplies of CIN-107 and any future product candidates. The facilities used by our CMOs to manufacture CIN-107 and any future product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as cGMPs for manufacture of active drug substances and finished product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to secure and/or maintain regulatory approval for CIN-107 or any future product candidates. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. We intend to use multiple third parties to produce, store and distribute clinical and commercial supply of our drug product and drug substance. As such, we will need to demonstrate to the FDA that the drug product and drug substance from these contract manufacturers are comparable, which may include conducting additional equivalence studies. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of CIN-107 or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market CIN-107, if approved. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of CIN-107 or any future product candidates.

Further, we also will rely on third-party manufacturers to supply us with sufficient quantities of CIN-107 and any future product candidates, if approved, for commercialization. We do not yet have a commercial supply agreement for commercial quantities of drug substance or drug product. If we are not able to meet market demand for any approved product, it would negatively affect our ability to generate revenue, harm our reputation, and could have a material and adverse effect on our business and financial condition. Increasing the scale of production inherently creates increased risk of manufacturing errors, and we may not be able to adequately inspect every device that is produced, and it is possible that individual devices may fail to perform as designed. Manufacturing errors could negatively impact market acceptance of any of CIN-107 or any future product candidates that receive approval, result in negative press coverage, or increase our liability.

Further, our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured CIN-107 ourselves, including:

•
inability to meet our product specifications and quality requirements consistently;
•
delay or inability to procure or expand sufficient manufacturing capacity;
•
issues related to scale-up of manufacturing;
•
costs and validation of new equipment and facilities required for scale-up;
•
our third-party manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately;
•
our third-party manufacturers may fail to comply with cGMP-compliance and other inspections by the FDA or other comparable regulatory authorities;
•
our inability to negotiate manufacturing agreements with third parties under commercially reasonable terms, if at all;
•
breach, termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
•
our third-party manufacturers may not devote sufficient resources to our product candidate;
•
we may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidate;
•
operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier; and
•
carrier disruptions or increased costs that are beyond our control.

In addition, if we enter into a strategic collaboration with a third party for the commercialization of CIN-107 or any future product candidate, we will not be able to control the amount of time or resources that they devote to such efforts. If any strategic collaborator does not commit adequate resources to the marketing and distribution of CIN-107 or any future product candidate, it could limit our potential revenues.

Any of these events could lead to clinical trial delays, failure to obtain regulatory approval or affect our ability to successfully commercialize CIN-107 or any future product candidates once approved. Some of these events could be the basis for FDA action, including injunction, request for recall, seizure, or total or partial suspension of production.

We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs, delay our programs or limit supply of CIN-107.

Developing commercially viable manufacturing processes for CIN-107 is a difficult and uncertain task and requires significant expertise and capital investment. We are still in the early stages of developing and implementing manufacturing processes for CIN-107. Our ability to consistently and reliably manufacture CIN-107 is essential to our success, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including cost overruns, potential problems with process scale-up, process reproducibility, stability issues, consistency and timely availability of reagents or raw materials. Furthermore, we have significant dependence on CMOs for our manufacturing processes, which adds additional risks to our manufacturing capabilities. Additionally, we do not yet have sufficient information to reliably estimate the cost of the commercial manufacturing and processing of our product candidate, and the actual cost to manufacture and process our product candidate could materially and adversely affect the commercial viability of our product candidate. As a result, we may never be able to develop a commercially viable product.

The process of successfully manufacturing products for clinical testing and commercialization may be particularly challenging, even if such products otherwise prove to be safe and effective. The manufacture of our product candidates involves complex processes. Some of these processes require specialized equipment and highly skilled and trained personnel. For example, one of the raw materials we use in the manufacture of our clinical supply requires the use of a high pressure reactor which is a very specialized piece of equipment, and limits our choice of a supplier or suppliers.

Any adverse developments affecting manufacturing operations for our product candidate may result in lot failures, inventory shortages, shipment delays, product withdrawals or recalls or other interruptions in supply which could delay the development of our product candidate. If we are unable to obtain sufficient supply of our product candidate, whether due to production shortages or other supply interruptions resulting from the ongoing COVID-19 pandemic or otherwise, our clinical trials or regulatory approval may be delayed. We may also have to write off inventory, incur other charges and expenses for supply of product that fails to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives. In addition, parts of the supply chain may have long lead times or may come from a small number of suppliers. If we are not able to appropriately manage our supply chain our ability to successfully produce our product candidate could be delayed or harmed. Inability to meet the demand for our product candidate could damage our reputation and the reputation of our product candidate among physicians, healthcare payors, patients or the medical community that supports our product candidate development efforts, including hospitals and outpatient clinics.

Furthermore, the manufacturing facilities in which our product candidate will be made could be adversely affected by earthquakes and other natural disasters, equipment failures, labor shortages, power failures, health epidemics such as the COVID-19 pandemic, geopolitical events such as the conflict between Russia and Ukraine, the global supply chain, international trade relations, political turmoil, warfare, terrorist attacks and numerous other factors. If any of these events were to occur and impact our manufacturing facilities, our business would be materially and adversely affected.

We recently terminated our Management Services Agreement with CinRx, a related party we have relied on to provide us with services since our inception, and we may not be able to effectively replace those services.

We were spun out of CinRx in May 2019. Since our spinout from CinRx, we have relied on the services provided by CinRx pursuant to the terms of the Management Services Agreement, as described in “Certain Relationships and Related Party Transactions—CinRx Pharma, LLC.” The Management Services Agreement was terminated, pursuant to its terms on February 2, 2022

The transition away from relying upon the services provided by CinRx resulted in some disruption to the operations of our company. We, two of our employees (including Catherine Pearce, M.B.A., D.H.Sc., our Chief Operating Officer) and certain of our investors were involved in a dispute with CinRx, and two former members of our board of directors, August J. Troendle, M.D., M.B.A. and Jonathan Isaacsohn, M.D., FACC. Dr. Troendle is the majority owner and the chairman of the board of managers of CinRx, and also serves as the chief executive officer and chairman of the board of directors of Medpace Holdings, Inc., a related party we have engaged to assist us with certain of our clinical trials, as described in “Certain Relationships and Related Party Transactions—Medpace Holdings, Inc.” Dr. Isaacsohn is CinRx’s chief executive officer and previously served as our Chief Executive Officer and Chief Scientific Officer. Before its settlement in the fourth quarter of 2021, this dispute resulted in significant expense and management distraction.

In late 2021, we made several new hires, including Mary Theresa Coelho, M.B.A. as our Executive Vice President, Chief Financial Officer and Chief Business Development Officer and Mason Freeman, M.D. as our Chief Medical Officer. However, these employees are new to our company, and there can be no guarantee that we will be able to effectively replace the services provided by CinRx. We have no history of operating our business without the services provided by CinRx pursuant to the terms of the Management Services Agreement, and the termination of our relationship with CinRx, could make it difficult for us to operate our business, including the management of our clinical trials and associated timelines. Any failure by us to successfully integrate our new employees and effectively replace the services CinRx previously provided to us under the Management Services Agreement could materially harm our business, financial condition and results of operations.

Even if we are able to successfully assume these services, there may be increased transition and other costs or reduced efficiency levels compared with the services we previously received from CinRx.

We have engaged Medpace Holdings, Inc., a related party through December 31, 2021, to assist us with certain of our clinical trials which may expose us to significant regulatory risks. If there are any data integrity issues, we may be required to repeat such studies or required to contract with other CROs, and our clinical development plans will be significantly delayed.

Dr. Troendle, a former member of our board of directors, is the chief executive officer and chairman of the board of directors of Medpace Holdings, Inc., or Medpace, and Jonathan Isaacsohn, M.D., FACC, our former Chief Scientific Officer and former member of our board of directors, is an officer of Medpace. We have engaged Medpace to provide us with certain clinical trial related services pursuant to a master services agreement, as described in “Certain Relationships and Related Party Transactions—Medpace Holdings, Inc.” Relying on a related party CRO to assist us with our clinical development plans and with the development of data that is used as the basis to support regulatory approval can expose us to significant regulatory risks.

If we are unable to continue receiving clinical trial services from Medpace on acceptable terms, or should we or Medpace cease to continue to work together for any reason, a transition to an alternative CRO could result in delays and increased costs, and may impact our clinical development timelines during such a transition period, any of which could have a material adverse effect on our business, financial condition and results of operations.

We may seek collaborations with third parties for the development or commercialization of CIN-107 and any future product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

We may seek third-party collaborators for the development and commercialization of CIN-107 or any future product candidates, including for the commercialization of any of our product candidates that are approved for marketing outside the United States. Our likely collaborators for any such arrangements include regional and national pharmaceutical companies and biotechnology companies. If we enter into any additional such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving our product candidates would pose the following risks to us:

•
collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•
collaborators may not perform their obligations as expected;
•
collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
•
collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•
we could grant exclusive rights to our collaborators that would prevent us from collaborating with others;
•
product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or drugs, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
•
a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such products;
•
disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
•
collaborators may not properly maintain or defend our or their intellectual property rights or may use our or their proprietary information in such a way as to invite litigation that could jeopardize or invalidate such intellectual property or proprietary information or expose us to potential litigation;
•
collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
•
collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If any future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for any collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Collaborations are complex and time- consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of such product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate revenue.

Risks Related to the Commercialization of CIN-107 or Future Product Candidates

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell CIN-107 or any future product candidates, we may not be successful in commercializing CIN-107 or any future product candidates, if and when they are approved.

To successfully commercialize CIN-107 or any future product candidate that may result from our development programs, we will need to build out our sales and marketing capabilities, either on our own or with others. The establishment and development of our own commercial team or the establishment of a contract field force to market any product candidate we may develop will be expensive and time-consuming and could delay any drug launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may seek to enter into collaborations with other entities to use their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any current or future collaborators do not commit sufficient resources to commercialize CIN-107,or any future product candidates, or we are unable to develop the necessary capabilities on our own, we may be unable to generate sufficient revenue to sustain our business. We may compete with many companies that currently have extensive, experienced and well-funded marketing and sales operations to recruit, hire, train and retain marketing and sales personnel. We will likely also face competition if we seek third parties to assist us with the sales and marketing efforts of CIN-107 and any future product candidates. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

Even if CIN-107 or any future product candidates receive marketing approval, they may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

Even if CIN-107 or any future product candidates receive marketing approval, they may fail to gain market acceptance by physicians, patients, third-party payors and others in the medical community. If such product candidates do not achieve an adequate level of acceptance, we may not generate significant drug revenue and may not become profitable. The degree of market acceptance of CIN-107 or any future product candidates, if approved for commercial sale, will depend on a number of factors, including but not limited to:

•
the convenience and ease of administration compared to alternative treatments and therapies;
•
the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•
the efficacy and potential advantages compared to alternative treatments and therapies;
•
the effectiveness of sales and marketing efforts;

•
the prevalence and severity of any side effects;
•
the strength of our relationships with patient communities;
•
the cost of treatment in relation to alternative treatments and therapies, including any similar generic treatments;
•
our ability to offer such drug for sale at competitive prices;
•
the strength of marketing and distribution support;
•
the availability of third-party coverage and adequate reimbursement;
•
any restrictions on the use of the drug together with other medications; and
•
the awareness and support from key opinion leaders in cardiology.

Our efforts to educate physicians, patients, third-party payors and others in the medical community on the benefits of CIN-107 or any future product candidates may require significant resources and may never be successful. Because we expect sales of CIN-107 or any future product candidates, if approved, to generate substantially all of our revenues for the foreseeable future, the failure of these product candidates to find market acceptance would harm our business.

If the market opportunities for CIN-107 are smaller than we estimate, our business may suffer.

Our eligible patient population may differ significantly from the actual market addressable by CIN-107. Our projections of both the number of people who have these conditions, as well as the subset of people with these diseases who have the potential to benefit from treatment with CIN-107, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, insurance claims databases or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Furthermore, certain of the indications we are pursuing may be underdiagnosed, which may further limit the eligible patient population. For example, PA continues to be underdiagnosed despite being one of the more common causes of secondary hypertension due to the complexity of the current diagnostic guidelines recommended by the Endocrine Society. Likewise, the potentially addressable patient population for CIN-107 may be limited or may not be amenable to treatment with CIN-107, and new patients may become increasingly difficult to identify or access. If the market opportunities for CIN-107 are smaller than we estimate, our business and results of operations could be adversely affected.

We may face substantial competition, which may result in others developing or commercializing drugs before or more successfully than us.

The development and commercialization of new drugs is highly competitive. We may face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

In particular, we face competition from companies in the pharmaceutical, biotechnology and other related markets that are pursuing the development of treatments for hypertension, PA and CKD. Our competitors include Mineralys Therapeutics, Damian Pharma AG, Idorsia Ltd., Quantum Genomics, Ionis Pharmaceuticals, Inc., Alnylam Pharmaceuticals, Inc., Sihuan Pharmaceutical and KBP BioSciences. More established companies may have a competitive advantage over us due to their greater size, resources and institutional experience. In particular, these companies have greater experience and expertise in securing reimbursement, government contracts and relationships with key opinion leaders, conducting testing and clinical trials, obtaining and maintaining regulatory approvals and distribution relationships to market products and marketing approved drugs. These companies also have significantly greater research and marketing capabilities than we do. If we are not able to compete effectively against existing and potential competitors, our business and financial condition may be harmed.

As a result of these factors, our competitors may obtain regulatory approval of their drugs before we are able to, which may limit our ability to develop or commercialize CIN-107 and any future product candidates. Our competitors may also develop therapies that are safer, more effective, more widely accepted or less expensive than ours, and may also be more successful than we in manufacturing and marketing their drugs. These advantages could render CIN-107 obsolete or non-competitive before we can recover the costs of such product candidates’ development and commercialization.

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

If we commercialize CIN-107 or any future product candidates outside of the United States, a variety of risks associated with international operations could harm our business.

We intend to seek approval to market CIN-107 outside of the United States, and may do so for future product candidates. If we market approved products outside of the United States, we expect that we will be subject to additional risks in commercialization including:

•
different regulatory requirements for approval of therapies in foreign countries;
•
reduced protection for intellectual property rights;
•
unexpected changes in tariffs, trade barriers and regulatory requirements;
•
economic weakness, including inflation, or political instability in particular foreign economies and markets;
•
compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•
foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•
foreign reimbursement, pricing and insurance regimes;
•
workforce uncertainty in countries where labor unrest is more common than in the United States;
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from pandemics and public health emergencies, including those related to COVID-19 pandemic, geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires.

We have no prior experience in these areas. In addition, there are complex regulatory, tax, labor and other legal requirements imposed by many of the individual countries in and outside of Europe with which we will need to comply. Many biopharmaceutical companies have found the process of marketing their own products in foreign countries to be very challenging.

Healthcare insurance coverage and adequate reimbursement may not be available for CIN-107 or any future product candidates, which could make it difficult for us to gain market acceptance.

Market acceptance and sales of CIN-107 or any product candidates that we commercialize, if approved, will depend in part on the extent to which reimbursement for these drugs and related treatments will be available from third-party payors, including government health administration authorities, managed care organizations and other private health insurers. Third-party payors decide for which therapies reimbursement is available, and establish reimbursement levels. While no uniform policy for coverage and reimbursement exists in the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates that we develop will be made on a payor-by-payor basis. Therefore, one payor’s determination to provide coverage for a drug does not assure that other payors will also provide coverage, and adequate reimbursement, for the drug. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Each payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy, and on what tier of its formulary it will be placed. The position on a payor’s list of covered drugs, or formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug manufacturers provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly challenging the price, examining the medical necessity, and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific product candidates on a formulary, which might not include all FDA-approved drugs for a particular indication. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of our products. Nonetheless, CIN-107 or any future product candidates may not be considered medically necessary or cost effective. We cannot be sure that coverage and reimbursement will be available for any drug that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any drug for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize CIN-107 or any future product candidates that we develop.

Outside the United States, the commercialization of therapeutics is generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as CIN-107. In many countries, particularly the countries of the European Union, medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, product prices under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for CIN-107 or any future product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of CIN-107.

We face an inherent risk of product liability exposure related to the testing of CIN-107 or any future product candidates in clinical trials and may face an even greater risk if we commercialize any product candidate that we may develop. If we cannot successfully defend ourselves against claims that any such product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•
decreased demand for any product candidate that we may develop;
•
loss of revenue;
•
substantial monetary awards to trial participants or patients;
•
significant time and costs to defend the related litigation;
•
withdrawal of clinical trial participants;
•
increased insurance costs;
•
the inability to commercialize any product candidate that we may develop; and
•
injury to our reputation and significant negative media attention.

Although we maintain product liability insurance coverage with maximum coverage of $5.0 million per incident and an aggregate loss limit of $5.0 million, such insurance may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage each time we commence a clinical trial and if we successfully commercialize any product candidate. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to Regulatory Matters

Even if we complete the necessary preclinical studies and clinical trials, the regulatory approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of CIN-107 or any future product candidates. If we or any future collaborators are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we or they will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

The activities associated with its development and commercialization, including its design, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution, export and import, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable regulatory authorities in other countries. Failure to obtain marketing approval for CIN-107 or any future product candidates will prevent us from commercializing them. We have not received approval to market any product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process.

Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information, including manufacturing information, to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. CIN-107 or any future product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of CIN-107 or any future product candidates. Any marketing approval we or our collaborators ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

Finally, disruptions at the FDA and other agencies may prolong the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the United States government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Accordingly, if we or any future collaborators experience delays in obtaining approval or if we or they fail to obtain approval of CIN-107 or any future product candidates, the commercial prospects for them may be harmed, and our ability to generate revenues will be materially impaired.

Even if we obtain regulatory approval for CIN-107 or any future product candidates, they will remain subject to ongoing regulatory oversight.

Even if we obtain regulatory approvals for CIN-107 or any future product candidates, such approvals will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information. Any regulatory approvals that we receive for CIN-107 or any future product candidates may also be subject to a REMS, limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 trials, and surveillance to monitor the quality, safety and efficacy of the drug. Such regulatory requirements may differ from country to country depending on where we have received regulatory approval.

In addition, drug manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements and adherence to commitments made in the NDA or foreign marketing application. If we, or a regulatory authority, discover previously unknown problems with a drug, such as adverse events of unanticipated severity or frequency, or problems with the facility where the drug is manufactured or if a regulatory authority disagrees with the promotion, marketing or labeling of that drug, a regulatory authority may impose restrictions relative to that drug, the manufacturing facility or us, including requesting a recall or requiring withdrawal of the drug from the market or suspension of manufacturing.

CIN-107 or any future product candidates could be subject to restrictions or withdrawal from the market, and we may be subject to substantial penalties, if we or our collaborators fail to comply with regulatory requirements or if we or they experience unanticipated problems with such product candidates, when and if it is approved.

CIN-107 or any future product candidate for which we or our collaborators obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control and manufacturing, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine, including the requirement to implement a risk evaluation and mitigation strategy.

The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•
restrictions on such products, manufacturers or manufacturing processes;
•
restrictions on the labeling or marketing of a product;
•
restrictions on distribution or use of a product;
•
requirements to conduct post-marketing studies or clinical trials;
•
warning letters or untitled letters;
•
withdrawal of the products from the market;
•
refusal to approve pending applications or supplements to approved applications that we submit;
•
recall of products;
•
damage to relationships with any potential collaborators;
•
unfavorable press coverage and damage to our reputation;
•
fines, restitution or disgorgement of profits or revenues;
•
suspension or withdrawal of marketing approvals;
•
refusal to permit the import or export of our products;
•
product seizure;
•
injunctions or the imposition of civil or criminal penalties; and
•
litigation involving patients using our products.

Non-compliance with European Union requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the European Union’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

Failure to obtain marketing approval in foreign jurisdictions would prevent CIN-107 or any future product candidate product candidates from being marketed in such jurisdictions.

In order to market and sell our medicines in the European Union and many other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We or any future third-party collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize CIN-107 or any future product candidate in any market.

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom, should we choose to do so, as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom withdrew from the European Union, effective December 31, 2020. On December 24, 2020, the United Kingdom and European Union entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for any product candidates, which could significantly and materially harm our business

Our relationships with customers, physicians, and third-party payors are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Healthcare providers, including physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws, data privacy and security laws, transparency laws and other healthcare laws that may constrain the business or financial arrangements and relationships through which we research, sell, market, and distribute our products, if we obtain marketing approval. We will also be subject to healthcare regulation and enforcement by the U.S. federal government and the states and any other countries in which we conduct our business, including our research, and the sales, marketing and distribution of CIN-107 or any future products once they have obtained marketing authorization. For additional information on the healthcare laws and regulations that we may be subject to, see “Business—Government Regulation and Product Approval.”

Ensuring that our business arrangements with third parties comply with applicable healthcare laws and regulations will likely be costly. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations.

If the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Even if resolved in our favor, litigation or other legal proceedings relating to healthcare laws and regulations may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development, manufacturing, sales, marketing or distribution activities. Uncertainties resulting from the initiation and continuation of litigation or other proceedings relating to applicable healthcare laws and regulations could have a material adverse effect on our ability to compete in the marketplace.

Healthcare legislative reform measures may have a negative impact on our business and results of operations.

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, on June 17, 2021 the United States Supreme Court dismissed a challenge on procedural grounds that argued the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the PPACA, is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the PPACA will remain in effect in its current form.

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices under government payor programs, and review the relationship between pricing and manufacturer patient programs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. Nonetheless, we expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for CIN-107 or any future product candidates or additional pricing pressures.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing or new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, CIN-107 or any future product candidates we may develop may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability. For additional information on the healthcare reform, see “Business—Government Regulation and Product Approval.”

The prices of prescription pharmaceuticals in the United States and foreign jurisdictions is subject to considerable legislative and executive actions and could impact the prices we obtain for our products, if and when licensed.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for products. To those ends, President Trump issued several executive orders intended to lower the costs of prescription drug products. Certain of these orders are reflected in recently promulgated regulations, including an interim final rule implementing President Trump’s most favored nation model. However, as a result of litigation challenging the most favored nation model, on December 27, 2021, the Centers for Medicare & Medicaid Services, or CMS, published a final rule that rescinded the Most Favored Nation model interim final rule. Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. The FDA concurrently issued a final rule and guidance to providing pathways for states to build and submit plans to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for CIN-107 or any future product candidates, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for CIN-107 or any future product candidates or additional pricing pressures.

In markets outside of the United States, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of CIN-107 or any future product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

Even if we obtain and maintain approval for CIN-107 or any future product candidates from the FDA, we may never obtain approval of CIN-107 or any future product candidates outside of the United States, which would limit our market opportunities and could harm our business.

Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of CIN-107 or any future product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable foreign regulatory authorities also must approve the manufacturing and marketing of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for any product candidates, if approved, is also subject to approval. Obtaining approval for CIN-107 or any future product candidates in the European Union from the European Commission following the opinion of the European Medicines Agency, if we choose to submit a marketing authorization application there, would be a lengthy and expensive process. Even if a product candidate is approved, the FDA or the European Commission, as the case may be, may limit the indications for which the drug may be marketed, require extensive warnings on the drug labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of CIN-107 or any future product candidates in certain countries.

Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Also, regulatory approval for CIN-107 may be withdrawn. If we fail to comply with the regulatory requirements, our target market will be reduced and our ability to realize the full market potential of CIN-107 or any future product candidates will be harmed and our business, financial condition, results of operations and prospects could be harmed.

We, any future collaborators and our service providers may be subject to stringent and changing obligations related to data privacy and our actual or perceived failure to comply with such obligations could lead us to regulatory investigations or actions; litigation fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

We, our collaborators or our service providers may maintain or have access to a large quantity of sensitive information, including confidential business, patient health and other personally identifiable information in connection with our preclinical studies, and we are or may become subject to laws, orders, regulations, or regulatory guidance governing the privacy and security of such information. The regulatory framework for privacy, information security, data protection and data processing worldwide is, and is likely to remain, uncertain for the foreseeable future, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any significant change in data protection laws or data protection obligations could increase our costs and could require us to modify our products or operations, possibly in a material manner, and may limit our ability to develop CIN-107 or any future product candidates.

In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal, state and local health information privacy laws, security breach notification laws and consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. By way of example, HIPAA imposes specific requirements relating to the privacy, security and transmission to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, and their covered subcontractors. HIPAA also mandates the reporting of certain breaches of health information to HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. When HIPAA is not applicable, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or FTCA, 15 U.S.C § 45(a). The Federal Trade Commission, or FTC, expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that may merit stronger safeguards.

In addition, and when applicable, certain state laws govern the privacy and security of health and other personal information, some of which are more stringent than HIPAA. The California Consumer Privacy Act of 2018, or the CCPA, imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, it is anticipated that the California Privacy Rights Act of 2020, or the CPRA, effective January 1, 2023, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CCPA (as amended), which could increase the risk of an enforcement action. Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. If we become subject to new data privacy laws, at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors). Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation, or the GDPR, and the United Kingdom’s GDPR, or the UK GDPR, impose strict requirements for processing the personal data of individuals located, respectively within the European Economic Area, or the EEA, and the United Kingdom, or the UK. We may elect to conduct other Phase 1 or Phase 2 clinical trials for CIN-107 in countries outside of the United States, including in the European Union, which could subject us to European data protection laws, including GDPR. We may also elect to do so for future product candidates. Under the GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to our processing of their personal data. In addition, certain jurisdictions have enacted data localization laws and cross-border personal information transfer laws, which could make it more difficult for us to transfer personal information across jurisdictions (such as transferring or receiving personal information that originates in the EEA or UK). Existing mechanisms that facilitate cross-border personal information transfers may change or be invalidated.

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model.

Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations In addition, any such failure or perceived failure could result in public statements against us by consumer advocacy groups, the media or others, which may cause us material reputational harm.

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. In addition, we may engage third-party intermediaries to promote our clinical research activities abroad and/or to obtain necessary permits, licenses, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize or have actual knowledge of such activities.

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. The FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

We cannot ensure that our employees and third-party intermediaries will comply with such anti-corruption laws. Noncompliance with anti-corruption and anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas, investigations, or other enforcement actions are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even cause us to appoint an independent compliance monitor which can result in added costs and administrative burdens.

Further, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to physicians is also governed by the national anti- bribery laws of European Union Member States. Infringement of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization, and/ or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes, or professional codes of conduct applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment.

Our business involves the use of hazardous materials and we and our third-party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our research and development activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including the components of CIN-107 and any future product candidates and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry hazardous waste insurance coverage.

We are subject to U.S. export and import controls, and sanctions laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We could face criminal liability and other serious consequences for violations, which could harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions.

Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

Risks Related to Intellectual Property Matters

Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.

Our commercial success will depend in large part on obtaining and maintaining patent protection of our proprietary technologies and CIN-107 or any future product candidates, their respective components, formulations, combination therapies, methods used to manufacture them, methods of treatment, and any other proprietary technologies we develop, as well as successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing CIN-107 and any future product candidates is dependent upon the extent to which we have rights under valid and enforceable patents that cover these activities. If we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize any product candidates may be adversely affected.

The patenting process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties and are reliant on our licensors.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover CIN-107 or any future product candidates or uses thereof in the United States or in other foreign countries. Even if the patents do issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our issued patent claims. If the breadth or strength of protection provided by the patent applications we hold with respect to CIN-107 or any future product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, CIN-107 or any future product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market CIN-107 or any future product candidates under patent protection would be reduced.

Because patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we or our licensor was the first to file any patent applications related to CIN-107 or any future product candidates. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all.

We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that if challenged, our patents would be declared by a court to be valid or enforceable or that even if found valid and enforceable, a competitor’s technology or product would be found by a court to infringe our patents. We may analyze the claims of issued patents or pending patent applications of our competitors that we believe are relevant to our commercial activities, and consider that we are free to operate in relation to CIN-107 or any future product candidates, but our competitors may achieve issued claims, including in patents we consider to be unrelated, which block our commercial efforts or may potentially result in CIN-107 or our future product candidates infringing such claims. The possibility exists that others will develop products which have the same effect as our products on an independent basis which do not infringe our patents or other intellectual property rights, or will design around the claims of patents that we have had issued that cover our products.

Recent or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. Under the Leahy- Smith America Invents Act, or America Invents Act, enacted in 2013, the United States moved from a “first to invent” to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. A third party that files a patent application in the U.S. Patent and Trademark Office, or the USPTO, after March 2013, but before us, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Because patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to either (i) file any patent application related to CIN-107, any future product candidates or other proprietary technologies we may develop or (ii) invent any of the inventions claimed in our patent applications.

The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO-administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal district courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO post- grant proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a federal district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a federal district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of patents issuing from those patent applications, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The effects of these changes are uncertain as the USPTO recently developed new regulations and procedures in connection with the America Invents Act and many of the substantive changes to patent law, including the “first-to-file” provisions, became effective in March 2013. In addition, the courts have yet to address many of these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•
others may be able to make or use compounds that are similar to the compositions of CIN-107 or any future product candidates but that are not covered by the claims of our patents;
•
we or our licensors, as the case may be, might not have been the first to file patent applications for these inventions;

•
others may independently develop similar or alternative technologies or duplicate any of our technologies;
•
it is possible that our patent applications will not result in issued patents;
•
it is possible that there are prior public disclosures that could invalidate our or our licensors’ patents, as the case may be, or parts of our or their patents;
•
it is possible that others may circumvent our owned or in-licensed patents by, for example, developing similar or alternative technologies or products in a non-infringing manner;
•
it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;
•
the laws of foreign countries may not protect our or our licensors’, as the case may be, proprietary rights to the same extent as the laws of the United States;
•
the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover CIN-107 or any future product candidates;
•
our owned or in-licensed issued patents may not provide us with any competitive advantages, may be narrowed in scope, or be held invalid or unenforceable as a result of legal challenges by third parties;
•
the inventors of our owned or in-licensed patents or patent applications may become involved with competitors, develop products or processes which design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;
•
it is possible that our owned or in-licensed patents or patent applications omit individual(s) that should be listed as inventor(s) or include individual(s) that should not be listed as inventor(s), which may cause these patents or patents issuing from these patent applications to be held invalid or unenforceable;
•
we have engaged in scientific collaborations in the past, and will continue to do so in the future. Such collaborators may develop adjacent or competing products to ours that are outside the scope of our patents;
•
we may not develop additional proprietary technologies for which we can obtain patent protection;
•
it is possible that product candidates we develop may be covered by third parties’ patents or other exclusive rights; or
•
the patents of others may have an adverse effect on our business.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We engage reputable law firms and other professionals to help us comply. In addition, periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/ or applications will have to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned patents and/or applications and any patent rights we may own or license in the future. We rely on outside counsel and third parties to pay these fees due to non-U.S. patent agencies. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our products or technologies, we may not be able to stop a competitor from marketing products that are the same as or similar to CIN-107 or any future product candidates, which would have a material adverse effect on our business. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could harm our business.

Patent terms may be inadequate to protect our competitive position on CIN-107 or any future product candidates for an adequate amount of time.

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

Patents have a limited term. In most countries, including the United States, the expiration of a patent is generally 20 years after its first effective non-provisional filing date. However, depending upon the timing, duration and specifics of FDA marketing approval of CIN-107, a back-up compound to CIN-107, or any future product candidates, one or more of any U.S. patents we may be issued or have licensed may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments.

The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA-approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of CIN-107 or any future product candidates. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our competitive position, business, financial condition, results of operations, and prospects could be harmed, possibly materially.

If there are delays in obtaining regulatory approvals or other additional delays, the period of time during which we can market CIN-107 or any future product candidates under patent protection could be further reduced. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. Once the patent term has expired, we may be open to competition from similar or generic products. The launch of a generic version of one of our products in particular would be likely to result in an immediate and substantial reduction in the demand for that product, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their drug earlier than might otherwise be the case, which could result in material harm to our business.

Intellectual property rights do not necessarily address all potential threats to our business.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business. The following examples are illustrative:

•
others may be able to make compounds or formulations that are similar to CIN-107 or any future product candidates but that are not covered by the claims of any patents, should they issue, that we own or license;
•
we or any strategic partners might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or license;
•
we might not have been the first to file patent applications covering certain of our inventions;
•
others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•
it is possible that our patent applications will not lead to issued patents;
•
issued patents that we own or license may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;
•
our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights and then use the information learned from such activities to develop competitive drugs for sale in our major commercial markets;

•
we may not develop additional proprietary technologies that are patentable;
•
the patents of others may have an adverse effect on our business; and
•
we may choose not to file for patent protection in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent application covering such intellectual property.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property rights, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our issued patents, future trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, trademarks, copyrights or other intellectual property. In addition, in a patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may raise claims challenging the validity or enforceability of a patent before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of or amendment to our patents in such a way that they no longer cover CIN-107, any future product candidates or other proprietary technologies we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on CIN-107, any future product candidates or other proprietary technologies we may develop.

There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patents do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

In any infringement litigation, any award of monetary damages we receive may not be commercially valuable. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Moreover, there can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing, misappropriating or successfully challenging our intellectual property rights. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a negative impact on our ability to compete in the marketplace.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a negative impact on the success of our business.

Our commercial success depends, in part, upon our ability and the ability of future collaborators, if any, to develop, manufacture, market and sell CIN-107 or any future product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to CIN-107 or any future product candidates and technology, including interference proceedings, postgrant review and inter partes review before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize our current and any future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal district court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing and marketing our product candidate(s) and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product candidate. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from manufacturing and commercializing CIN-107 or any future product candidates or force us to cease some or all of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects.

We may in the future pursue invalidity proceedings with respect to third-party patents. The outcome following legal assertions of invalidity is unpredictable. Even if resolved in our favor, these legal proceedings may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. Such proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such proceedings adequately. Some of these third parties may be able to sustain the costs of such proceedings more effectively than we can because of their greater financial resources. If we do not prevail in the patent proceedings, the third parties may assert a claim of patent infringement directed at CIN-107 or any future product candidates.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

We may be subject to claims that one or more former employees, collaborators or other third parties has an interest in our patent rights, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing CIN-107, any future product candidates or other proprietary technologies we may develop. Litigation may be necessary to defend against these and other claims challenging inventorship or our patent rights, trade secrets or other intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to CIN-107, any future product candidates or other proprietary technologies we may develop. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may need to license intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

A third party may hold intellectual property rights, including patent rights, that are important or necessary to the development of CIN-107 or any future product candidates. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize CIN-107 or any future product candidates, in which case we would be required to obtain a license from these third parties. Such a license may not be available on commercially reasonable terms, or at all, and we could be forced to accept unfavorable contractual terms. If we are unable to obtain such licenses on commercially reasonable terms, our business could be harmed.

The growth of our business may depend in part on our ability to acquire, in-license or use third-party proprietary rights. For example, CIN-107 or any future product candidates may require specific formulations to work effectively and efficiently, we may develop product candidates containing our compounds and pre-existing pharmaceutical compounds, or we may be required by the FDA or comparable foreign regulatory authorities to provide a companion diagnostic test or tests with CIN-107 or any future product candidates, any of which could require us to obtain rights to use intellectual property held by third parties. In addition, with respect to any patents we may co-own with third parties, we may require licenses to such co-owner’s interest to such patents. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. In addition, we may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. Were that to happen, we may need to cease use of the compositions or methods covered by those third- party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on those intellectual property rights, which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, which means that our competitors may also receive access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

We rely on intellectual property licensed from third parties. We face risks with respect to such reliance, including the risk that we could lose these rights that are important to our business if we fail to comply with our obligations under these licenses.

We rely on a license agreement with Roche, or the Roche Agreement, pursuant to which we received exclusive, worldwide, royalty-bearing license under certain patents and specified know-how owned or controlled by Roche and Roche’s interest in joint patents and covering certain specified small molecule aldosterone synthase inhibitors, including our product candidate, CIN-107. The Roche Agreement imposes diligence, milestone payments, royalty payments and other obligations on us. We may in the future in-license additional third-party intellectual property rights on which we may similarly rely. Such licenses may impose diligence, milestone payment, royalty payment and other obligations on us. Any termination of the Roche Agreement or any future licenses could result in the loss of significant rights and could harm our ability to commercialize CIN-107 or any future product candidates. See “Business—License Agreement with Roche” for additional information regarding the Roche Agreement.

Disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including:

•
the scope of rights granted under the license agreement and other interpretation-related issues;
•
whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•
our right to sublicense patent and other rights to third parties under collaborative development relationships;
•
our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of CIN-107 or any future product candidates, and what activities satisfy those diligence obligations; and
•
the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

We are generally also subject to all of the same risks with respect to protection of intellectual property that we license, as we are for intellectual property that we own, which are described below. If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize products could suffer.

Our current and any potential future licensors might conclude that we have materially breached our license agreements and might therefore terminate the relevant license agreements, thereby removing our ability to develop and commercialize products and technology covered by such license agreements. If any of our current or future inbound license agreements are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products that are covered by such license agreements and underlying patents, which might be identical to our products or product candidates. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations and growth prospects. Our business also would suffer if any current or future licensors fail to abide by the terms of the license or fail to enforce licensed patents against infringing third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights.

Any licensor of ours may have relied on third-party consultants or collaborators or on funds from third parties, such as the United States government, such that such licensor is not the sole and exclusive owners of the patents we in-licensed. If other third parties have ownership rights or other rights to our in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

In addition, while we cannot currently determine the amount of the royalty obligations we would be required to pay on sales of future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

We may be subject to claims asserting that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Many of our employees, consultants or advisors are currently, or were previously, employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, we may in the future be subject to claims by our former employees or consultants asserting an ownership right in our patents or patent applications, as a result of the work they performed on our behalf. Although it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own, and we cannot be certain that our agreements with such parties will be upheld in the face of a potential challenge or that they will not be breached, for which we may not have an adequate remedy. The assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims are likely to be expensive to pursue and there can be no assurance that we would prevail in any event. Failure to secure ownership of intellectual property could have a material adverse effect on our business, financial conditions, results of operations and prospects.

Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our future product candidates.

The United States enacted and implemented wide ranging patent reform legislation in 2013. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions, changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future.

We may not be able to protect our intellectual property rights throughout the world, which could negatively impact our business.

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States. In some cases, we may not be able to obtain patent protection for certain technology outside the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States, even in jurisdictions where we do pursue patent protection. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, even in jurisdictions where we do pursue patent protection or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents, if pursued and obtained, or marketing of competing products in violation of our proprietary rights generally. In addition, some jurisdictions, such as Europe, Japan and China, may have a higher standard for patentability than in the United States, including, for example, the requirement of claims having literal support in the original patent filing and the limitation on using supporting data that is not in the original patent filing. Under those heightened patentability requirements, we may not be able to obtain sufficient patent protection in certain jurisdictions even though the same or similar patent protection can be secured in the United States and other jurisdictions.

Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

Reliance on third parties requires us to share our proprietary information, which increases the possibility that such information will be misappropriated or disclosed.

We rely on third parties to develop and manufacture CIN-107, and we intend to continue to rely on third parties for the development, manufacture or commercialization of CIN-107 or any future product candidate. Since we must, at times, share proprietary information with these parties, we seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share confidential information increases the risk that such information become known by our competitors, is inadvertently incorporated into the technology of others, or is disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how, a competitor’s discovery of our know-how or other unauthorized use or disclosure could have an adverse effect on our business and results of operations.

In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our know-how. Despite our efforts to protect our know-how, we may not be able to prevent the unauthorized disclosure or use of our technical know-how by the parties to these agreements. Moreover, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our confidential information or proprietary technology and processes. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the collaborators, scientific advisors, employees, contractors and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation. Moreover, if confidential information that is licensed or disclosed to us by our partners, collaborators, or others is inadvertently disclosed or subject to a breach or violation, we may be exposed to liability to the owner of that confidential information. Enforcing a claim that a third-party illegally obtained and is using our proprietary information, like patent litigation, is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect proprietary information.

Any trademarks we may obtain may be infringed or successfully challenged, resulting in harm to our business.

We expect to rely on trademarks as one means to distinguish CIN-107 or any future product candidates that are approved for marketing from the products of our competitors. We have sought U.S. federal trademark registration of our house mark CinCor, which has not yet been granted. We have not yet selected trademarks for CIN-107 or any future product candidate and have not yet begun the process of applying to register trademarks for CIN-107 or any other product candidate. The pending application for our house mark CinCor, and for any subsequent trademarks we apply to register, may not be approved. Third parties may oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are challenged, we could be forced to rebrand our products or our company, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks, and we may not have adequate resources to enforce our trademarks.

In addition, any proprietary name we propose to use with CIN-107 or any future product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark.

We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade names, domain name or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and prospects.

If we are unable to protect the confidentiality of our proprietary information, our business and competitive position would be harmed.

In addition to seeking patent and trademark protection for CIN-107, we also rely on confidentiality agreements to protect our unpatented know-how, technology and other proprietary information, to maintain our competitive position. Trade secrets and know-how can be difficult to protect. In particular, the trade secrets and know-how in connection with our development programs and other proprietary technology we may develop may over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology and the movement of personnel with scientific positions in academic and industry.

We seek to protect our proprietary information, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to it, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. In addition, we may not be able to obtain adequate remedies for any such breaches. Enforcing a claim that a party illegally disclosed or misappropriated proprietary information is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or are unwilling to protect trade secrets.

We may be subject to claims that third parties have an ownership interest in our trade secrets. For example, we may have disputes arise from conflicting obligations of our employees, consultants or others who are involved in developing CIN-107 or any future product candidate. Litigation may be necessary to defend against these and other claims challenging ownership of our trade secrets. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable trade secret rights, such as exclusive ownership of, or right to use, trade secrets that are important to CIN-107, any future product candidates or other proprietary technologies we may develop. Such an outcome could have a materially adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management and other employees.

Moreover, our competitors may independently develop knowledge, methods and know-how equivalent to our proprietary information. Competitors could purchase our products and replicate some or all of the competitive advantages we derive from our development efforts for technologies on which we do not have patent protection. If any of our proprietary information were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our proprietary information were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

We also seek to preserve the integrity and confidentiality of our data and other confidential information by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached and detecting the disclosure or misappropriation of confidential information and enforcing a claim that a party illegally disclosed or misappropriated confidential information is difficult, expensive and time-consuming, and the outcome is unpredictable. Further, we may not be able to obtain adequate remedies for any breach. In addition, our confidential information may otherwise become known or be independently discovered by competitors, in which case we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Our Business Operations, Employee Matters and Managing Growth

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical and business expertise of Marc de Garidel, our Chief Executive Officer, as well as other members of our senior management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of them may currently terminate their employment with us at any time. We currently maintain “key person” life insurance for Mr. de Garidel. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

Recruiting and retaining qualified scientific and clinical personnel and, if we progress the development of CIN-107, commercialization, manufacturing and sales and marketing personnel, will be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize CIN-107. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions.

We have in the past hired part-time employees or used consultants, and anticipate we will continue to do so in the future. As a result, certain of our employees, officers, directors or consultants may not devote all of their time to our business, and may from time to time serve as employees, officers, directors and consultants of other companies. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to retain and recruit qualified scientists and advisors, or if any of our key executives, key employees or key consultants discontinues his or her employment or consulting relationship with us, it may delay our growth strategy, development efforts or otherwise harm our business.

We expect to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of March 22, 2022, we had 15 full-time employees and no part-time employees. As the clinical development of CIN-107 progresses and as we move towards submission of a NDA, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if CIN-107 or any future product candidates receives marketing approval, we may add sales, marketing and distribution functions. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

If we fail to identify additional material weaknesses in the future or if we otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial statements in a timely manner, which may adversely affect our business, investor confidence in our company and the market value of our common stock.

Although we are not yet subject to the certification or attestation requirements of Section 404 of the Sarbanes-Oxley Act, in the course of reviewing our annual financial statements for our initial public offering, management and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting with respect to the accumulation, tracking, and disclosure of our outstanding common stock that was deemed to be remediated as of the date of this filing. As a result of such material weakness, there were adjustments to the disclosure of common stock and resulting impact on our net loss per share required in our 2020 and 2019 financial statements.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

While we were able to remediate our prior material weakness, there can be no assurance that we will not have material weaknesses in the future. If we fail to meet the demands placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results, or report them within the timeframes required by law or Nasdaq. Failure to comply with Section 404 could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. There is no assurance that we will be able to remediate a material weakness in a timely manner, or at all, or that in the future, additional material weaknesses will not exist or otherwise be discovered. If other material weaknesses or other deficiencies occur, our ability to accurately and timely report our financial position could be impaired, which could result in late filings of our required reports under the Exchange Act, restatements of our financial statements, a decline in the price of our common stock, suspension or delisting of our common stock from Nasdaq, and could adversely affect our reputation, results of operations and financial condition.

Our internal computer systems, or those of our collaborators or other contractors or consultants, may be comprised, which could result in adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; reputational harm; loss of revenue or profits; a significant disruption of our product development programs and our ability to operate our business effectively or other adverse consequences.

In the ordinary course of our business, we may collect, store, use, transmit, disclose, or otherwise process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets. We may rely upon third parties (such as service providers) for our data processing–related activities. We may share or receive sensitive data with or from third parties. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place.

Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage in attacks. We, as well as our collaborators, contractors or consultants or other third parties, may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. A security incident could disrupt our ability (and that of third parties upon whom we rely) to provide our services. For example, the loss of clinical trial data from completed or future clinical trials by us or our CROs could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data.

Despite our efforts to ensure the security, privacy, integrity, confidentiality, availability, and authenticity information technology networks and systems, processing and information, we may not be able to anticipate or to implement effective preventive and remedial measures against all data security and privacy threats because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred.

We may have contractual and other legal obligations to notify relevant stakeholders of security incidents. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. Such mandatory disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our services, deter new customers for using our services, and negatively impact our ability to grow and operate our business.

We may not have adequate insurance coverage to protect us from or to mitigate liabilities arising out of our privacy and security practices. If the impacts of a security incident, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage, cyber coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Our risks are likely to increase as we continue to expand, grow our customer base, and process, store, and transmit increasingly large amounts of proprietary and sensitive data.

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in other jurisdictions, provide accurate information to the FDA and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations.

If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations, any of which could have a negative impact on our business, financial condition, results of operations and prospects.

We have had a number of related party transactions with our current and former affiliates, which may result in a conflict of interest involving certain of our current and former management and directors.

Historically, we have engaged in a number and variety of transactions with our current and former affiliates, including CinRx and Medpace. While we believe that these transactions were made on terms that were not less favorable to us than those obtainable on an arm’s length basis, there was no independent determination of that fact. In the future, we may continue to enter into transactions with our former affiliates, and some of these transactions may be significant. Related party transactions present difficult conflicts of interest, could result in disadvantages to our company and may impair investor confidence, which could materially and adversely affect us. Related party transactions could also cause us to become materially dependent on related parties in the ongoing conduct of our business, and related parties may be motivated by personal interests to pursue courses of action that are not necessarily in the best interests of our company and our stockholders. For further information please see the section titled “Certain Relationships and Related Party Transactions” elsewhere in this annual report.

Risks Related to Ownership of Our Common Stock and Our Status as a Public Company

An active trading market may not continue to be developed or sustained.

Prior to our initial public offering, there was no public market for our common stock. Although our common stock is listed on The Nasdaq Global Market, an active trading market for our shares may not continue to be developed or sustained. If an active trading market for our common stock does not continue developing or is not sustained, you may not be able to sell your shares at an attractive price or at all. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares of our common stock and may impair our ability to acquire other companies or technologies by using shares of our common stock as consideration.

The market price of shares of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of shares of our common stock.

The market price of shares of our common stock may be volatile. The stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above your purchase price. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this annual report, the market price for shares of our common stock may be influenced by the following:

•
the commencement, enrollment or results of our planned or future clinical trials of CIN-107 and any future product candidates or those of our competitors;
•
the success of competitive drugs or therapies;
•
regulatory or legal developments in the United States and other countries;
•
the success of competitive products or technologies;
•
developments or disputes concerning patent applications, issued patents or other proprietary rights;
•
the recruitment or departure of key personnel;
•
the level of expenses related to CIN-107 and any future product candidates or clinical development programs;
•
the results of our efforts to discover, develop, acquire or in-license additional product candidates;
•
actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•
our inability to obtain or delays in obtaining adequate drug supply for any approved drug or inability to do so at acceptable prices;

•
disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies.
•
significant lawsuits, including patent or stockholder litigation;
•
variations in our financial results or those of companies that are perceived to be similar to us;
•
changes in the structure of healthcare payment systems, including coverage and adequate reimbursement for any approved drug;
•
market conditions in the pharmaceutical and biotechnology sectors;
•
general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad, including those related to the COVID-19 pandemic and the conflict between Russia and Ukraine; and
•
investors’ general perception of us and our business.

These and other market and industry factors may cause the market price and demand for shares of our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from selling their shares at or above the price paid for the shares and may otherwise negatively affect the liquidity of our common stock. In addition, the stock market in general, and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including recently in connection with the ongoing COVID-19 pandemic and the conflict between Russia and Ukraine, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic and conflict, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this section, could have a significant and material adverse impact on the market price of our common stock.

In addition, in the past, companies that have experienced volatility in the trading price of their shares have been the subject of securities class action litigation. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our business practices. Defending against litigation is costly and time-consuming, and could divert our management’s attention and our resources. Furthermore, during the course of litigation, there could be negative public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a negative effect on the market price of our common stock.

We have broad discretion in the use of our cash and cash equivalents, including the net proceeds from our initial public offering, and may use them ineffectively, in ways in which you do not agree or in ways that do not increase the value of your investment.

Our management has broad discretion in the application of our cash and cash equivalents, including the net proceeds from our initial public offering, and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply our cash and cash equivalents effectively could result in financial losses that could have a negative impact on our business, cause the price of our common stock to decline and delay the development of CIN-107. Pending their use, we may invest our cash and cash equivalents, including the net proceeds from our initial public offering, in a manner that does not produce income or that loses value. See the section titled “Use of Proceeds” for additional information.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well.

Sales of a substantial number of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

As of March 22, 2022, we had outstanding 37,709,912 shares of common stock. Of these shares, substantially all of our 13,290,813 shares sold in our initial public offering (excluding any shares sold in our directed share program) are freely tradable and, subject to the restrictions of Rule 144, substantially all of the additional shares of common stock will be available for sale in the public market on July 6, 2022, which is 180 days after the date of the prospectus for our initial public offering following the expiration of lock-up agreements between some of our stockholders and the underwriters. Morgan Stanley & Co. LLC and Jefferies LLC may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, which, subject to the restrictions of Rule 144, would allow for earlier sales of shares in the public market. In addition, we filed a registration statement on Form S-8 under the Securities Act of 1933, as amended, or the Securities Act, registering the issuance of 7,142,652 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 in the case of our affiliates.

Additionally, certain holders of our common stock, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common shares could decline.

Provisions in our corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us, and the market price of our common stock may be lower as a result.

There are provisions in our certificate of incorporation and bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change of control was considered favorable by you and other stockholders. For example, our board of directors has the authority to issue up to 10,000,000 shares of preferred stock. The board of directors can fix the price, rights, preferences, privileges, and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change of control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. An issuance of shares of preferred stock may result in the loss of voting control to other stockholders.

Our charter documents also contain other provisions that could have an anti-takeover effect, including:

•
only one of our three classes of directors are elected each year;
•
stockholders are not entitled to remove directors other than by a 66 2/3% vote and only for cause;
•
stockholders are not permitted to take actions by written consent;
•
stockholders cannot call a special meeting of stockholders; and
•
stockholders must give advance notice to nominate directors or submit proposals for consideration at stockholder meetings.

In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions by prohibiting Delaware corporations from engaging in specified business combinations with particular stockholders of those companies. These provisions could discourage potential acquisition proposals and could delay or prevent a change of control transaction. They could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains and you may never receive a return on your investment.

You should not rely on an investment in our common stock to provide dividend income. We have not declared or paid cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Investors seeking cash dividends should not purchase our common stock.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America is the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation, provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•
any derivative claim or cause of action brought on our behalf;

•
any claim or cause of action asserting a breach of fiduciary duty;
•
any claim or cause of action against us arising under the Delaware General Corporation Law;
•
any claim or cause of action arising under or seeking to interpret our amended and restated certificate of incorporation, or our amended and restated bylaws; and
•
any claim or cause of action against us that is governed by the internal affairs doctrine.

The provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America is the exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive forum provisions may result in increased costs for investors to bring a claim. Further, these exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

General Risk Factors

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset a portion of future taxable income, if any, until such unused losses expire, if ever. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (NOLs) and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We have not performed an analysis to assess whether an ownership change has occurred. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise become unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act, or the TCJA, as modified by the Coronavirus Aid, Relief and Economic Security Act, the CARES Act, NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOLs generally will be limited in taxable years beginning after December 31, 2020 to 80% of current year taxable income. The TCJA, as modified by the CARES Act, generally eliminates the ability to carry back any NOLs to prior taxable years for tax years beginning after December 31, 2020. Additionally, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

If we engage in future acquisitions or strategic collaborations, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.

From time to time, we may evaluate various acquisitions and strategic collaborations, including licensing or acquiring complementary drugs, intellectual property rights, technologies or businesses, as deemed appropriate to carry out our business plan. Any potential acquisition or strategic partnership may entail numerous risks, including:

•
increased operating expenses and cash requirements;
•
the assumption of additional indebtedness or contingent liabilities;

•
assimilation of operations, intellectual property and drugs of an acquired company, including difficulties associated with integrating new personnel;
•
the diversion of our management’s attention from our existing drug programs and initiatives in pursuing such a strategic partnership, merger or acquisition;
•
retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;
•
risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing drugs or product candidates and regulatory approvals; and
•
our inability to generate revenue from acquired technology and/or drugs sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

In addition, if we engage in future acquisitions or strategic partnerships, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition opportunities, and this inability could impair our ability to grow or obtain access to technology or drugs that may be important to the development of our business.

If research analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our share price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or financial analysts publish about us or our business. We do not have any control over the analysts or the content and opinions included in their reports. The price of our shares could decline if one or more equity research analysts downgrade our shares or issue other unfavorable commentary or research about us. If one or more equity research analysts ceases coverage of us or fails to publish reports on us regularly, demand for our shares could decrease, which in turn could cause the trading price or trading volume of our common stock to decline.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

•
being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
•
not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•
not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•
reduced disclosure obligations regarding executive compensation; and
•
not being required to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We cannot predict whether investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile. We may take advantage of some or all of these reporting exemptions until we are no longer an EGC. We will remain an EGC until the earlier of (i) the fifth fiscal year following the completion of our initial public offering, or December 31, 2027 (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the first fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Under Section 107(b) of the JOBS Act, EGCs can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not EGCs.

Even after we no longer qualify as an emerging growth company, we may, under certain circumstances, still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and rules subsequently implemented by the SEC and The Nasdaq Stock Market LLC, or Nasdaq, have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel must devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations has increased our legal and financial compliance costs and make some activities more time consuming and costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, as of our current fiscal year ending December 31, 2022 we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an EGC, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Prior to our initial public offering, we had never been required to test our internal control within a specified period. Accordingly, despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters is currently located in Boston, Massachusetts and consists of 1,161 square feet of office space rented on a monthly basis. Our current lease terminates on March 31, 2022. On March 1, 2022, we entered in to a new lease, commencing April 1, 2022, for 5,400 square feet of office space in Waltham, Massachusetts, which will be our new headquarters. In addition, we also lease 221 square feet of office space in Mason, Ohio. We do not have laboratory space.

We believe that our facilities are adequate to meet our current needs and that, should it be needed, suitable additional or alternative space will be available on commercially reasonable terms.

Item 3. Legal Proceedings.

Information with respect to legal proceedings may be found in Note 10 to our audited financial statements included elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference.

As of the date of this Annual Report on Form 10-K, we are not involved in any material legal proceedings. However, from time to time, we could be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. In addition, we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property rights, as well as claims relating to employment matters and the safety or efficacy of our products. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. Additionally, any such claims, whether or not successful, could damage our reputation and business.

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Certain Information Regarding the Trading of our Common Stock

Our common stock trades under the symbol "CINC" on the Nasdaq Global Market and has been publicly trading since January 7, 2022. Prior to this time, there was no public market for our common stock.

Holders of Our Common Stock

As of March 22, 2022, there were approximately 26 holders of record of shares of our common stock. This number does not include stockholders of whom shares are held in "nominee" or "street" name.

Dividends

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on any of our capital stock. We do not anticipate paying any dividends in the foreseeable future, and we currently intend to retain all available funds and any future earnings for use in the operation of our business, to finance the growth and development of our business and for future repayment of debt. Future determinations as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 for this Annual Report on Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Recent Sales of Unregistered Securities

We deemed the grants and exercises of stock options issued under our equity compensation plans prior to the completion of our initial public offering, or IPO, on January 11, 2022 to be exempt from registration in reliance on Rule 701 of the Securities Act as offers and sales of securities under compensatory benefit plans and contracts relating to compensation. Each of the recipients of securities in any transaction exempt from registration either received or had adequate access, through employment, business, or other relationships, to information about us.

Use of Proceeds from Registered Securities

On January 11, 2022, we completed the IPO of our common stock pursuant to which we issued and sold 12,100,000 shares of our common stock at a price to the public of $16.00 per share. On February 8, 2022, we issued and sold an additional 1,190,813 shares of our common stock at a price to the public of $16.00 per share pursuant to a partial exercise of the underwriters’ over-allotment option

All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No 333-261738), which was declared effective on January 6, 2022. Following the sale of the shares in connection with the closing of our IPO, the offering terminated. Morgan Stanley and Co. LLC, Jefferies LLC and Evercore Group LLC acted as joint book-running managers and Oppenheimer and Co. Inc. acted as co-manager for our IPO.

The aggregate net proceeds to us from the IPO, inclusive of proceeds from the over-allotment exercise, were approximately $193.2 million after deducting underwriting discounts and commissions of $14.9 million and offering expenses of approximately $4.5 million. None of the underwriting discounts and commissions or offering expenses were incurred of paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any of our affiliates.

There has been no material change in our planned use of the net proceeds from the offerings as described in our prospectus documents filed pursuant to Rule 424(b)(4) under the Securities Act with the U.S. Securities and Exchange Commission, or SEC on January 7, 2022.

Item 6. Reserved.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of CinCor Pharma, Inc., or Cincor or the the Company, should be read in conjunction with the financial statements and the notes to those financial statements included in this Annual Report on Form 10-K as of and for the year ended December 31, 2021. This discussion and analysis reflects our historical results of operations and financial position. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also refer to the section under the heading “Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage biopharmaceutical company focused on developing our lead clinical candidate, CIN-107, for the treatment of hypertension and other cardio-renal diseases. CIN-107 is a highly selective, oral small molecule inhibitor of aldosterone synthase, the enzyme responsible for the synthesis of aldosterone in the adrenal gland. CIN-107 has been designed to use differentiated mechanism of action, direct inhibition of aldosterone synthase production, with the goal of providing an improved treatment for patients suffering from hypertension, or high blood pressure. We are conducting multiple Phase 2 clinical trials using CIN-107 in differing populations of patients, all of whom are hypertensive. The most advanced of our trials, called BrigHtn, is being conducted in patients whose blood pressure is not controlled despite treatment with three or more antihypertensive agents, one of which must be a diuretic; these patients are designated as having treatment resistant hypertension, or rHTN. In March 2022 we completed enrollment in the BrigHtn trial with 275 patients randomized. A separate Phase 2 clinical trial, referred to as HALO, is evaluating CIN-107’s effects on patients whose blood pressure is not controlled despite treatment with up to two antihypertensive agents, referred to as uncontrolled hypertension, or uHTN. HALO was initiated in the fourth quarter of 2021. A third patient population being investigated has a condition called primary aldosteronism, or PA, where overproduction of aldosterone by non-malignant tumors or abnormal collections of aldosterone-producing cells in the adrenal glands leads to an aggressive form of hypertension. The trial in the PA patients, referred to as spark-PA, was also initiated in 2021 and is currently undergoing a protocol revision designed to accelerate recruitment in this less commonly diagnosed form of hypertension. Lastly, we are evaluating the utility of CIN-107 in lowering the blood pressure of patients with chronic kidney disease, or CKD, as well as exploring the potential impact of the drug on slowing the progression of renal disease using biomarkers of that progression. The CKD trial is expected to commence in the first half of 2022.

Since our inception in 2018, we have focused primarily on raising capital, organizing and staffing our company, business planning, and acquiring and progressing our lead product candidate, CIN-107, through clinical development after in-licensing the compound from F. Hoffmann-La Roche Ltd and Hoffmann La-Roche Inc., whom we collectively refer to as Roche, in May 2019. We were initially founded as a subsidiary of CinRx Pharma, LLC, or CinRx, and spun out as an independent company in 2019 after the closing of our Series A redeemable convertible preferred stock financing and the execution of our in-licensing transaction with Roche. We completed our Series B preferred stock financing in October 2021.

On January 11, 2022, we completed an initial public offering, the "IPO," of our common stock pursuant to which we issued and sold 13,290,813 shares of our common stock at a price to the public of $16.00 per share. This included the exercise of 1,190,813 shares, representing a portion of the underwriters' over-allotment option to purchase an additional 1,815,000 shares. The aggregate net proceeds from the IPO, inclusive of proceeds from the over-allotment exercise, were approximately $193.2 million after deducting underwriting discounts and commissions of $14.9 million and offering expenses of approximately $4.5 million. Upon completion of the IPO, all outstanding shares of Series A and Series B redeemable convertible preferred stock converted to common stock at a ratio of 3.4:1. In addition, the IPO also resulted in the automatic net exercise of the three outstanding Roche Warrants for an aggregate of 852,788 shares of common stock.

We do not have any product candidates approved for sale and have not generated any revenue from product sales. From inception through December 31, 2021, we have funded our operations primarily through equity financings, and have raised an aggregate of approximately $192.9 million of gross proceeds from the sale of shares of our preferred stock. As of December 31, 2021, we had cash and cash equivalents on hand of $136.6 million.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for CIN-107 or any future product candidates, if ever. In addition, if we obtain regulatory approval for CIN-107 or any future product candidates and do not enter into a third-party commercialization partnership, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing, manufacturing and distribution activities. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on acceptable terms, or at all. Our failure to raise capital or enter into such agreements as, and when, needed, could have a negative effect on our business, results of operations and financial condition. If we are unable to obtain funding, we will be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all.

Roche License Agreement

In May 2019, following the closing of the initial tranche of our Series A redeemable convertible preferred stock financing, we entered into a license agreement, or the Roche Agreement, with Roche, pursuant to which we obtained an exclusive, worldwide, royalty-bearing license under certain patents and specified know-how owned or controlled by Roche and Roche’s interest in joint patents and covering certain specified small molecule aldosterone synthase inhibitors, or the Roche Technology, to research, develop, register, use, make, import, export, market, distribute, sell (as well as the right to have each of the foregoing done) and otherwise exploit products containing such aldosterone synthase inhibitors, or the Licensed Products, for any and all uses, including the treatment, prevention or diagnosis of any and all diseases and medical conditions in humans and animals.

Components of Results of Operations

Revenue

To date, we have not recognized any revenue from any sources, including from product sales, and we do not expect to generate any revenue from the sale of products in the foreseeable future. If our development efforts for CIN-107 or any future product candidate is successful and results in regulatory approval, we may generate revenue in the future from product sales. However, there can be no assurance as to when we will generate such revenue, if at all.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our research and discovery efforts and the development of CIN-107 or any future product candidates. We expense research and development costs as incurred, which include:

•
external research and development expenses incurred under arrangements with third parties, such as CROs, as well as investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;
•
costs related to acquiring, developing, and manufacturing clinical study material for our preclinical studies and clinical trials, including fees paid to contract manufacturing organizations, or CMOs;
•
laboratory supplies and research materials;
•
upfront, milestone and maintenance fees incurred under license, acquisition and other third-party agreements; and
•
costs related to compliance with clinical regulatory requirements.

Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using data such as information provided to us by our vendors and clinical sites and analyzing the progress of clinical trials or other services performed. Significant judgment and estimates are made in determining the accrued expense balances at the end of any reporting period.

We track external research and development costs on a program-by-program basis. External costs include fees paid to consultants, contractors and vendors, including CMOs and CROs, in connection with our clinical activities. We currently only have one product development program, CIN-107.

Research and development activities will continue to be central to our business model. We anticipate that our research and development expenses will increase for the foreseeable future as we advance our product candidates through clinical trials, as well as acquire new product candidates. We also expect higher employee- related expenses, including higher stock-based compensation expenses, as well as higher consulting costs as we hire additional resources to support increasing development activity.

The successful development of CIN-107 or any future product candidate is highly uncertain. We cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete development of CIN-107 or any future product candidate due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of CIN-107 or any future product candidate, if they are approved.

The duration, costs and timing of the clinical development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

•
the scope, rate of progress, and expenses of our ongoing research activities as well as any preclinical studies and clinical trials and other research and development activities;
•
the number and scope of clinical programs we decide to pursue;
•
the uncertainties in clinical trial design and patient enrollment rates;
•
establishing an appropriate safety and efficacy profile;
•
successful enrollment in and completion of clinical trials;
•
whether CIN-107 shows safety and efficacy in our clinical trials;
•
the timing, receipt and terms of marketing approvals from applicable regulatory authorities;
•
making arrangements with third-party CMOs for manufacturing;
•
obtaining and maintaining patent and trade secret protection and regulatory exclusivity for CIN-107 and any future product candidate;
•
commercializing product candidates, if and when approved, whether alone or in collaboration with others; and
•
continued acceptable safety profile of the products following any regulatory approval.

A change in the outcome of any of these variables with respect to the development of CIN-107 or any future product candidate would significantly change the costs and timing associated with the development of those product candidates. We may never succeed in achieving regulatory approval for any product candidate. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on other product candidates. For example, if the U.S. Food and Drug Administration, the European Medicines Agency, or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and employee-related costs for our finance, human resources and other administrative personnel, including salaries, benefits and other related costs, as well as expenses for outside professional services, including legal, accounting and audit services and other consulting fees, rent expense, other general administrative expenses, and stock-based compensation.

We expect our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates, potential commercialization efforts, and increased costs associated with being a public company. These increases will likely include additional costs related to the hiring of new personnel, including higher stock-based compensation expenses, and fees to outside consultants, as well as other related expenses. We also anticipate that we will incur significantly increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

Amended and Restated Management Services Agreement with CinRx Pharma

In April 2020, we entered into the Management Services Agreement, with CinRx pursuant to which CinRx provided us with certain professional services. The Management Services Agreement had a term of two years, and was automatically renewable for successive one-year periods unless terminated. In exchange for services provided to us under the Management Services Agreement, we paid CinRx monthly fees for management services calculated based on costs incurred by CinRx in the provision of services to us, plus a reasonable mark-up. As of December 31, 2021 and 2020, we paid CinRx $1.3 million and $1.6 million, respectively. Of these fees $0.9 million and $1.2 million are included in research and development expenses while $0.4 million and $0.4 million are in general and administrative expenses on our statements of operations and comprehensive loss as of December 31, 2021 and 2020, respectively. We terminated the Management Services Agreement pursuant to its terms on February 2, 2022.

Interest Income

Interest income consists primarily of interest income received on our cash and cash equivalents.

Change in Fair Value of Warrant Derivative Liabilities

The change in fair value of warrant derivative liabilities consists of the change in fair value related to the three freestanding detachable stock purchase warrants issued to Roche in connection with the Roche Agreement, which we collectively refer to as the Roche Warrants. The first Roche Warrant, which was issued in connection with our Series A redeemable convertible preferred stock financing, was exercisable for 411,765 shares of our common stock. The second Roche Warrant, issued in connection with our Series A redeemable convertible preferred stock financing, was exercisable for 329,552 shares of our common stock. The third Roche Warrant, issued in connection with our Series B redeemable convertible preferred stock financing, was exercisable for 113,610 shares of our common stock. The Roche Warrants are collectively exercisable for 854,927 shares of our common stock at an exercise price of $0.04 per share. The Roche Warrants automatically net exercised in whole immediately prior to the effectiveness of the IPO, which resulted in the issuance of 852,788 of common shares.

The grant date fair value of the Roche Warrants are calculated using the Black Scholes valuation model. The valuation models used require the input of subjective assumptions, including assumptions about the expected life of the Roche Warrant, share price volatility and as a privately held company, the estimated fair value of our common stock. These assumptions used represent our best estimates at the time of issuance and in subsequent reporting periods, but the estimates involve inherent uncertainties and the application of our judgment.

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for each of the years presented:

	For the Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$21,514,135	$19,162,036
General and administrative	20,996,997	1,963,409
Total operating expenses	42,511,132	21,125,445
Loss from operations	42,511,132	21,125,445
Other (income) expense:
Interest income	(21,641)	(36,728)
Change in fair value of warrant derivative liabilities	7,880,309	1,209,828
Total other expense	7,858,668	1,173,100
Net and comprehensive loss	$50,369,800	$22,298,545

Research and Development Expenses

Research and development expenses for the year ended December 31, 2021 were $21.5 million, compared to $19.2 million for the year ended December 31, 2020. The increase of $2.3 million, or 12.3%, was primarily due to the progression of several Phase 2 clinical trials, increased chemistry, manufacturing and controls spending and the addition of several important R&D full-time resources, partially offset by the completion of several Phase 1 and clinical pharmacology studies in 2020.

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and we continue to conduct clinical trials. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. We will also incur increased expenses related to headcount to support our continued research activities and development of our product candidates.

General and Administrative Expenses

General and administrative expenses were $21.0 million for the year ended December 31, 2021, compared to $2.0 million for the year ended December 31, 2020. The increase of $19.0 million, or 969.4%, is primarily related to $10.0 million incurred in connection with our legal settlement with CinRx. See Footnote 10 " Commitment and Contingencies" for more information. Additional drivers of the increased G&A expenses year over year included legal costs and hiring of key leadership and other critical management roles, particularly in preparation to operate as a stand-alone public company.

We anticipate that our general and administrative expenses will increase as we continue to build our infrastructure to operate as a stand-alone public company.

Interest Income

Interest income was $21.6 thousand for the year ended December 31, 2021, compared to $36.7 thousand for the year ended December 31, 2020, reflecting interest earned on cash equivalents. The difference was attributed primarily to our increased cash equivalents during the year, resulting from our Series B redeemable convertible preferred stock proceeds.

Change in Fair Value of Warrant Derivative Liabilities

The change in the fair value of the warrant derivative liabilities was $7.9 million for the year ended December 31, 2021, compared to $1.2 million for the year ended December 31, 2020 due to the increase in the underlying common stock price. The Roche Warrants were issued in connection with the Roche Agreement and in connection with our Series A redeemable convertible preferred stock financing in 2019, with an additional warrant issued in connection with our Series B redeemable convertible preferred stock financing. We classify these warrants as a liability on our balance sheets which we remeasure to fair value at each reporting date. We recognize changes in the fair value of the warrant derivative liabilities as a component of other (income) expense in our statements of operations and comprehensive loss. These Roche Warrants were automatically net exercised for an aggregate of 852,788 shares of common stock upon the completion of our IPO in January 2022.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. From inception through December 31, 2021, we have funded our operations primarily through private equity financings, and have raised an aggregate of approximately $192.9 million of gross proceeds from the sale of shares of our preferred stock. As of December 31, 2021, we had cash and cash equivalents on hand of $136.6 million. Subsequent to the year-end, CinCor completed an IPO, raising net proceeds of $193.2 million, after deducting underwriting discounts, commissions, and other offering expenses. Until such time, if ever, as we can generate substantial revenue, we expect to finance our cash needs through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements.

Cash Flows

Comparison of Years Ended December 31, 2021 and 2020

The following table summarizes our cash flows for each of the years presented:

	For the Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(30,847,932)	$(17,396,155)
Net cash provided by financing activities	141,374,755	31,990,067
Net increase in cash and cash equivalents	$110,526,823	$14,593,912

Operating Activities

We have historically experienced negative operating cash outflows as we continue clinical development of CIN-107. Our net cash used in operating activities primarily results from our net and comprehensive loss adjusted for non-cash expenses and changes in working capital components. Our primary uses of cash from operating activities are amounts due to CROs for the conduct of our clinical programs and employee-related expenditures for research and development, and general and administrative activities. Our cash flows from operating activities will continue to be affected by spending to advance and support our clinical development and other operating and general administrative activities.

For the year ended December 31, 2021, net cash used in operating activities was $30.8 million and was primarily related to cash payments for clinical development activities, increased personnel costs and certain professional fees and other costs associated with operating activities.

For the year ended December 31, 2020, net cash used in operating activities was $17.4 million and was primarily related to cash payments for clinical development activities and personnel-related costs under our Management Services Agreement with CinRx, legal and professional fees and other costs associated with operating activities.

Investing Activities

During the years ended December 31, 2021 and 2020, we had no cash flows from investing activities.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $141.4 million , consisting primarily of net proceeds from the issuance of Series B redeemable convertible preferred stock. Net cash provided by financing activities for the year ended December 31, 2020 was $32.0 million, consisting primarily of net proceeds from the issuance of Series A redeemable convertible preferred stock in August 2020.

Funding Requirements

As of December 31, 2021, our cash and cash equivalents on hand were $136.6 million. Based on our current plans, we believe that our existing cash on hand, including the net proceeds from the IPO of $193.2 million, are estimated to support the our operating expenses and capital requirements through 2024, including our ongoing and currently planned Phase 2 and Phase 3 clinical programs. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect. This estimate is based on our current business plan and does not include any additional expenditures related to potential future development of additional product candidates or indications or resulting from the potential in-licensing or acquisition of additional product candidates or technologies, or any associated development we may pursue. This period could be shortened if there are any significant increases beyond our expectations in spending on development programs or more rapid progress of development programs than anticipated.

We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through preclinical and clinical development, seek regulatory approval and pursue commercialization of any approved product candidates. We expect that our research and development and general and administrative costs will increase in connection with our planned clinical development activities. In addition, we expect to incur increased costs associated with operating as a public company.

If we receive regulatory approval for CIN-107, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.

Our future capital requirements will depend on a number of factors, including:

•
the costs of conducting preclinical studies and clinical trials;
•
the scope, progress, results and costs of discovery, preclinical development, laboratory testing, and clinical trials for product candidates we may develop, if any;
•
the costs, timing, and outcome of regulatory review of our product candidates;
•
our ability to establish and maintain collaborations on favorable terms, if at all;
•
the achievement of milestones or occurrence of other developments that trigger payments under any license or collaboration agreements we might have at such time;
•
the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
•
the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
•
the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights, and defending intellectual property-related claims;
•
our headcount growth and associated costs as we expand our business operations and research and development activities;
•
the costs of building out internal accounting, legal, compliance and other operational and administrative functions;
•
the timing and size of any milestone payments required under our existing or future arrangements, including the Roche Agreement; and
•
the costs of operating as a public company.

The net proceeds from our recent IPO, together with our existing cash and cash equivalents, may not be sufficient to commercialize CIN-107 or any other product candidate. Accordingly, we may be required to obtain further funding to achieve our business objectives.

Until such time, if ever, as we can generate substantial revenue, we expect to finance our cash needs through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

If we raise funds through potential collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

License Agreement Obligations

License agreement obligations relate to the Roche Agreement that we entered into with Roche in May 2019. Under the terms of the Roche Agreement, we obtained an exclusive, worldwide, royalty-bearing license to the Roche Technology to research, develop, register, use, make, import, export, market, distribute, sell (as well as the right to have each of the foregoing done) and otherwise exploit to a novel aldosterone synthase inhibitor compound, CIN-107. Pursuant to the Roche Agreement, we paid Roche a one-time, upfront non-refundable license fee of $2.0 million and one $1.0 million milestone payment in connection with the completion of the multiple ascending dose Phase 1 clinical trial of CIN-107. We are required to pay Roche certain tiered development event-based milestone payments, certain sales-based milestone payments, as well as a royalty from the future sales of Licensed Products. The royalty is tiered based on the combined net sales of each Licensed Product.

We are currently unable to estimate the timing or likelihood of achieving these clinical and commercial milestones or generating future product sales. See the section titled “Item 1.Business—License Agreement with Roche” elsewhere in this Annual Report on Form 10-K as well as Note 4 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of our license agreement with Roche.

Purchase and Other Obligations

In the normal course of business, we enter into contracts with CROs and other third parties for conducting research and development activities, preclinical studies and clinical trials, research and development supplies and other testing and manufacturing services. The scope of the services under these contracts can be modified and provide for termination on notice, and therefore are cancellable contracts.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our estimates are based on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the financial statements prospectively from the date of change in estimates.

While our accounting policies are described in more detail in the notes to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies used in the preparation of our financial statements require the most significant judgments and estimates. See Note 2 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for a description of our other significant accounting policies.

Prepaid and Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our prepaid and accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our prepaid and accrued research and development expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at the time. We confirm the accuracy of estimates with the service providers and make adjustments if necessary. Examples of estimated prepaid and accrued research and development expenses include expenses for:

•
CROs in connection with clinical studies;
•
investigative sites in connection with clinical studies;
•
vendors in connection with preclinical development activities; and
•
vendors related to product manufacturing, development and distribution of clinical materials.

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. The scope of services under these contracts can be modified and some of the agreements may be cancelled by either party upon written notice. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical study milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly.

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, we may report amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates and amounts actually incurred.

Warrant Derivative Instruments including Determination of the Fair Value of Underlying Common Stock

We account for derivatives, specifically freestanding detachable stock purchase warrants, in accordance with Accounting Standards Codification (ASC) Topic 815, Derivatives and Hedging. This guidance establishes accounting and reporting principles for derivative instruments, including certain derivative instruments embedded in other contracts. The Roche Warrants which are discussed previously are valued using the Black Scholes valuation model. The Black Scholes valuation was determined using assumptions that are subjective and require significant judgement and estimation by management, including the fair value of our common stock, as discussed below. Other assumptions include the risk-free rate, expected volatility, term and dividend yield, if applicable. The risk-free rate assumption was based on observed yields from governmental zero-coupon bonds. The expected volatility assumption was based on historical volatilities of a group of comparable industry companies whose stock prices are publicly available. The peer group was developed based on companies in the therapeutics and pharmaceutical industries.

Determination of the Fair Value of Common Stock

As there was no public market for our common stock through December 31, 2021, the estimated fair value of our common stock has been determined by management as of each reporting date, with input from third-party valuations of our common stock as well as our management's assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent third-party valuation to each reporting date. These third-party valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or AICPA Practice Aid. The assumptions used in the valuation model were based on future expectations combined with management judgment.

In addition to considering the results of these third-party valuations, our board of directors considered various objective and subjective factors to determine the fair value of our common stock as of each reporting date, which may be a date later than the most recent third-party valuation date, including:

•
the prices at which we sold preferred stock and the superior rights and preferences of the preferred stock relative to our common stock at the time of each reporting date;
•
the progress of our research and development programs, including the status of ongoing and planned clinical trials;
•
our stage of development and our business strategy;
•
external market conditions affecting the biotechnology industry, and trends within the biotechnology industry;
•
our financial position, including cash on hand, and our historical and forecasted performance and operating results;
•
the lack of an active public market for our common stock and our preferred stock;
•
the likelihood of achieving a liquidity event or a sale of our company in light of prevailing market conditions; and
•
the analysis of IPOs and the market performance of similar companies in the biopharmaceutical industry.

The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our analysis and related statement of operations and comprehensive loss impact could be materially different.

Following the closing of the IPO on January 11, 2022, the fair value of our common stock will be determined based on the quoted market price of our common stock.

Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation – Stock Compensation (ASC 718). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the condensed statements of operations and comprehensive loss based on their fair values. The Company’s stock-based awards are subject only to service-based vesting conditions. The Company estimates the fair value of its stock-based awards using the Black-Scholes option pricing model, which requires the input of assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate, and (d) expected dividends.

Due to the lack of a public market for the trading of the Company’s common stock as of December 31, 2021 and a lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The Company believes that the companies in the group have characteristics similar to its own characteristics, including stage of product development and a focus on the life sciences industry. The Company believes the group selected has sufficient similar economic and industry characteristics and includes companies that are most representative of the Company.

The Company uses the simplified method, as prescribed by the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term, as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for options granted and utilizes the contractual term for options granted. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options.

Compensation expense related to awards is calculated on a straight-line basis by recognizing the grant date fair value over the requisite service period of the award, which is generally the vesting term.

Emerging Growth Company Status and Smaller Reporting Company Status

We are an “emerging growth company,” or EGC, under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Section 107 of the JOBS Act provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of the delayed adoption of new or revised accounting standards and, therefore, we will be subject to the same requirements to adopt new or revised accounting standards as private entities.

As an EGC, we may also take advantage of certain exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an EGC:

•
we are presenting only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K;
•
we will avail ourselves of the exemption from providing an auditor’s attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•
we will avail ourselves of the exemption from complying with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis;
•
we are providing reduced disclosure about our executive compensation arrangements; and
•
we will not require nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments.

We will remain an EGC until the earliest of (i) December 31, 2027, (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (iii) the date on which we have issued more than $1 billion in non-convertible debt during the previous rolling three-year period, or (iv) the date on which we are deemed to be a large accelerated filer under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates plus the proposed aggregate amount of gross proceeds to us as a result of our IPO is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million.

If we are a smaller reporting company at the time we cease to be an EGC, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to EGCs, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Recently Issued and Adopted Accounting Pronouncements

Other than as disclosed in Note 2 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K, we do not expect that any recently issued accounting standards will have a material impact on our financial statements or will otherwise apply to our operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required by this item.

Interest Rate Risk

The Company’s cash and cash equivalents at December 31, 2021 consist of all cash on hand, deposits and funds invested in short-term investments with original maturities of three months or less at the time of purchase and earn interest income. Therefore, there was minimal or no interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Beginning on page 83 are the financial statements with applicable notes and the related Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm (PCAOB ID 00042)

To the Stockholders and the Board of Directors of CinCor Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CinCor Pharma, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively, referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Cincinnati, Ohio

March 22, 2022

CinCor Pharma, Inc.

Balance Sheets

	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$136,605,613	$26,078,064
Prepaid research and development contracts	1,769,074	694,504
Prepaid expenses and other current assets	2,731,953	27,403
Total current assets	141,106,640	26,799,971
Total assets	$141,106,640	$26,799,971

Liabilities, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$642,143	$3,666,017
Related-party accounts payable	7,323	98,781
Warrant derivative liabilities	10,636,921	1,890,357
Accrued legal expenses	2,104,766	—
Accrued research and development contracts	1,751,530	1,236,209
Accrued expenses and other liabilities	1,406,506	—
Total current liabilities	16,549,189	6,891,364
Series A redeemable convertible preferred stock, $0.00001 par value, 35,714,282 shares authorized, issued and outstanding at both December 31, 2021 and 2020	47,173,259	47,173,259
Series B redeemable convertible preferred stock, $0.00001 par value, 35,716,249 and 0 shares authorized, issued and outstanding at December 31, 2021 and 2020, respectively	141,101,202	—
Stockholders’ deficit:
Common stock, $0.00001 par value per share; 95,000,000 and 13,731,321 shares authorized, 2,557,341 and 1,250,000 issued and outstanding at December 31, 2021 and 2020, respectively	26	13
Additional paid-in capital	13,986,033	69,330
Accumulated deficit	(77,703,069)	(27,333,995)
Total stockholders' deficit	(63,717,010)	(27,264,652)
Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$141,106,640	$26,799,971

See accompanying notes, which are an integral part of these financial statements.

CinCor Pharma, Inc.

Statements of Operations and Comprehensive Loss

	For the Year Ended December 31,
	2021	2020

Operating expenses:
Research and development	$21,514,135	$19,162,036
General and administrative	20,996,271	1,963,409
Total operating expenses	42,510,406	21,125,445
Loss from operations	(42,510,406)	(21,125,445)
Other (income) expense:
Interest income	(21,641)	(36,728)
Change in fair value of warrant derivative liabilities	7,880,309	1,209,828
Total other expense, net	7,858,668	1,173,100
Net and comprehensive loss	$(50,369,074)	$(22,298,545)

Net and comprehensive loss per share attributable to common stockholders, basic and diluted	$(32.52)	$(17.84)
Weighted average common shares used in computing net and comprehensive loss per share attributable to common stockholders, basic and diluted	1,548,677	1,250,000

See accompanying notes, which are an integral part of these financial statements.

CinCor Pharma, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

	Redeemable Convertible
	Preferred Stock				Stockholders' Deficit
	Series A Redeemable		Series B Redeemable				Additional		Total
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Deficit
Balance at January 1, 2020	11,904,760	$15,183,192	—	$—	1,250,000	$13	$53,439	$(5,035,450)	$(4,981,998)
Issuance of redeemable convertible preferred stock, net of issuance cost of $1,343,268	23,809,522	31,990,067	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	15,891	—	15,891
Net and comprehensive loss	—	—	—	—	—	—	—	(22,298,545)	(22,298,545)
Balance at December 31, 2020	35,714,282	$47,173,259	-	$-	1,250,000	$13	$69,330	$(27,333,995)	$(27,264,652)
Issuance of common stock	—	—	—	—				—	—
Issuance of redeemable convertible preferred stock, net of issuance costs of $897,567	—	—	35,716,249	141,967,457	—	—	—	—	—
Allocation of proceeds to warrant derivative liabilities	—	—	—	(866,255)	—	—	—	—	—
Share settlement with related party					764,705	8	9,512,931		9,512,939
Stock options exercised	—	—	—	—	542,636	5	1,403,994		1,403,999
Stock-based compensation expense	—	—	—	—	—	—	2,999,778	—	2,999,778
Net and comprehensive loss	—	—	—	—	—	—	—	(50,369,074)	(50,369,074)
Balance at December 31, 2021	35,714,282	$47,173,259	35,716,249	$141,101,202	2,557,341	$26	$13,986,033	$(77,703,069)	$(63,717,010)

See accompanying notes, which are an integral part of these financial statements.

CinCor Pharma, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2021	2020
Operating activities:
Net and comprehensive loss	$(50,369,074)	$(22,298,545)
Adjustments to reconcile net and comprehensive loss to net cash used in operating activities:
Stock-based compensation	2,999,778	15,891
Change in fair value of warrant derivative liabilities	7,880,309	1,209,828
Share settlement with related party	9,512,931	—
Changes in operating assets and liabilities:
Related-party accounts receivable	—	8,424
Prepaid research and development contracts	(1,074,570)	(306,290)
Prepaid expenses and other current assets	(707,841)	16,138
Accounts payable	(3,023,874)	2,885,649
Related-party accounts payable	(91,458)	(73,756)
Accrued expenses and other liabilities	4,026,593	1,146,506
Net cash used in operating activities	(30,847,206)	(17,396,155)
Financing activities:
Proceeds from issuance of Series A redeemable convertible preferred stock	—	33,333,335
Proceeds from issuance of Series B redeemable convertible preferred stock inclusive of proceeds attributable to warrant derivative liabilities	142,865,025	—
Issuance cost for redeemable convertible preferred stock	(897,567)	(1,343,268)
Issuance costs for initial public offering	(1,996,709)	—
Proceeds from exercise of stock options	1,404,006	—
Net cash provided by financing activities	141,374,755	31,990,067
Increase in cash and cash equivalents	110,527,549	14,593,912
Cash and cash equivalents at beginning of year	26,078,064	11,484,152
Cash and cash equivalents at end of year	$136,605,613	$26,078,064

See accompanying notes, which are an integral part of these financial statements.

CinCor Pharma, Inc.

Notes to Financial Statements

1. Nature of Business

CinCor Pharma, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on developing its lead clinical candidate, CIN-107, for the treatment of hypertension and other cardio-renal diseases. CIN-107 is a highly selective, oral small molecule inhibitor of aldosterone synthase, the enzyme responsible for the synthesis of aldosterone in the adrenal gland. The Company is conducting multiple Phase 2 clinical trials using CIN-107 in differing populations of patients, all of whom are hypertensive.

The Company was incorporated in March 2018 and founded as a subsidiary of CinRx Pharma, LLC, or CinRx, a biotechnology company focused on developing novel therapeutics. In May 2019, The Company entered into an agreement with F. Hoffmann-La Roche Ltd and Hoffmann La-Roche Inc., collectively referred to in this Annual Report on Form 10-K as Roche, for an exclusive, worldwide, royalty-bearing license to certain Roche technology to research, develop, manufacture, and commercialize a novel aldosterone synthase inhibitor compound, CIN-107, for any and all diseases and conditions. In connection with the closing of the Series A preferred stock financing and the execution of our in-licensing transaction with Roche, the Company was spun out as an independent company. In October 2021, the Company completed its Series B preferred stock financing and on January 11, 2022, the Company completed an initial public offering, or the IPO, of its common stock.

The Company is subject to risks and uncertainties common to early-stage companies in the biopharmaceutical industry, including, but not limited to, possible failure of preclinical studies or clinical trials, the need to obtain marketing approval for its product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, the need to successfully commercialize and gain market acceptance of any of the Company’s products that are approved and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing, and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

The Company has funded its operations primarily through private sales of redeemable convertible preferred stock through December 31, 2021.

Liquidity

The Company incurred significant losses from operations and had negative cash flows from operating activities for the years ended December 31, 2021 and 2020, and since inception.

On January 11, 2022, the Company completed an initial public offering ("IPO,") of its common stock pursuant to which the Company issued and sold 13,290,813 shares of common stock at a price to the public of $16.00 per share. This included the exercise of 1,190,813 shares, representing a portion of the underwriters' over-allotment option to purchase an additional 1,815,000 shares. The aggregate net proceeds from the IPO, inclusive of proceeds from the over-allotment exercise, were approximately $193.2 million after deducting underwriting discounts and commissions of $14.9 million and offering expenses of approximately $4.5 million. Upon completion of the IPO, all outstanding shares of Series A and Series B redeemable convertible preferred stock converted to common stock at a ratio of 3.4:1. In addition, the IPO also resulted in the automatic net exercise of the three outstanding Roche Warrants for an aggregate of 852,788 shares of common stock.

The Company’s current operating plan indicates it will continue to incur losses from operations and generate negative cash flows from operating activities, given ongoing expenditures related to extensive research and development and the Company’s lack of revenue-generating activities at this point in the Company’s life cycle.

The Company expects that its existing cash and cash equivalents, including the proceeds received from the initial public offering, are estimated to support the company’s operating expenses and capital requirements through 2024, including our ongoing and currently planned Phase 2 and Phase 3 clinical programs. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to fund its operations.

If the Company is unable to obtain future funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and stated in U.S. dollars. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board ("FASB").

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment. All the assets and operations of the Company are located in the United States.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: prepaid research and development contracts, fair value of the Company’s common stock, fair value of warrant derivative liabilities, stock compensation expense and income taxes.

The Company utilizes estimates and assumptions in determining the fair value of its common stock, including stock-based awards. The Company has granted stock options at exercise prices that represented the fair value of its common stock on grant date. The Company utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, the prices at which the Company sold shares of redeemable convertible preferred stock, the superior rights and preferences of the redeemable convertible preferred stock senior to the Company’s common stock at the time, and a probability analysis of various liquidity events, such as a public offering or sale of the Company, under differing scenarios.

Changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date. Actual results may differ from those estimates or assumptions.

The Company’s results and business operations can also be affected or disrupted by economic, political, legislative, regulatory, legal matters, or public health concerns, such as the coronavirus disease 2019 ("COVID-19") pandemic. Economic conditions, such as recessionary trends, inflation, interest, changes in regulatory laws and monetary exchange rates, and government fiscal policies, can also have a significant effect on the Company’s operations. While the Company maintains reserves for anticipated liabilities, the Company could be affected by civil, criminal, regulatory, or administrative actions, claims, or proceedings. The extent to which the Company’s business can be impacted by future events is highly uncertain and cannot be predicted at this time.

Concentration of Credit Risk and Other Risks and Uncertainties

The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts, or other hedging arrangements. Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, which consist of money market funds that invest primarily in short-term U.S. government securities.

The Company has not yet generated any revenue from the sale of its products and is subject to all of the risks and uncertainties that are typically faced by biopharmaceutical companies that devote substantially all of their efforts to research and development and clinical trials and do not yet have commercial products. The Company expects to continue incurring losses for the foreseeable future.

Cash and Cash Equivalents

The primary objectives for the Company’s cash and cash equivalents are the preservation of capital and maintenance of liquidity. The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2021 and 2020, cash and cash equivalents consist of cash on hand and short-term, highly liquid investments with original maturities of three months or less at the date of purchase. The carrying value of cash and cash equivalents approximates fair value. The Company has maintained balances with its banks in excess of federally insured limits.

Deferred Initial Public Offering Costs

Costs directly attributable to the Company’s offering of its equity securities are deferred and capitalized as prepaid expenses and other current assets. These costs primarily represent legal, underwriting and accounting costs related to the Company’s efforts to raise capital through a public sale of its common stock. Future costs will be deferred until the completion of the IPO, which occurred on January 11, 2022, at which time they will be reclassified to additional paid in capital as a reduction of the IPO proceeds. At December 31, 2021, the Company had capitalized $2.6 million of deferred IPO costs, as prepaid expenses and other current assets ($0 at December 31, 2020).

Redeemable Convertible Preferred Stock

In accordance with ASC Topic 480, Distinguishing Liabilities from Equity ("ASC 480"), preferred stock issued with redemption provisions that are outside of the control of the issuer or that contain certain redemption features in the event of a deemed liquidation is required to be presented outside of stockholders’ deficit on the face of the balance sheet and certain disclosures are required to be included in the notes to the financial statements. If required, changes in fair value are recorded as additional paid in capital and/or accumulated deficit in the balance sheets. Changes in fair value that would reduce the fair value of the redeemable convertible preferred stock below the original issue price are limited so that the value of the shares are not recorded below the original issue price.

Fair Value Measurements

The Company’s financial instruments consist of cash equivalents, warrant derivative liabilities, accounts payable, and accrued expenses and other liabilities. The fair values of accounts payable and accrued expenses and other liabilities approximate the carrying values because of their short-term nature.

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. ASC Topic 820, Fair Value Measurement, establishes a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available.

Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

•
Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date
•
Level 2 – Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data
•
Level 3 – Valuations that require inputs that reflect the Company’s own assumptions that are both significant to the fair value measurement and unobservable

To the extent that a valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no transfers within the fair value hierarchy in 2021 and 2020.

Research and Development Expenses

Research and development costs, both internal and external, are expensed as incurred. Costs are considered incurred based on an evaluation of the progress to completion of specific tasks under each contract using information and data provided to the Company by its clinical sites and vendors. These costs consist of direct and indirect costs associated with specific projects, as well as fees paid to various entities that perform certain research on behalf of the Company. The Company’s research and development expenses consist primarily of clinical trial expenses, consulting costs and stock-based compensation, and costs associated with required regulatory filings, licenses, and fees.

Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation – Stock Compensation ("ASC 718"). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations and comprehensive loss based on their fair values. The Company’s stock-based awards are subject only to service- based vesting conditions. The Company estimates the fair value of its stock-based awards using the Black-Scholes option pricing model, which requires the input of assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate, and (d) expected dividends.

Due to the lack of a public market for the trading of the Company’s common stock and a lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The Company believes that the companies in the group have characteristics similar to its own characteristics, including stage of product development and a focus on the life sciences industry. The Company believes the group selected has sufficient similar economic and industry characteristics and includes companies that are most representative of the Company.

The Company uses the simplified method, as prescribed by the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term, as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for options granted and utilizes the contractual term for options granted. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options.

Compensation expense related to awards is calculated on a straight-line basis by recognizing the grant date fair value over the associated service period of the award, which is generally the vesting term.

Derivative Instruments, Including Warrant Derivative Liabilities

The Company accounts for derivatives, specifically freestanding detachable stock purchase warrants, in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815"). This guidance establishes accounting and reporting principles for derivative instruments, including certain derivative instruments embedded in other contracts.

Net and Comprehensive Loss Per Share

The Company’s basic net and comprehensive loss per share attributable to common stockholders is calculated by dividing the net and comprehensive loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The diluted net and comprehensive loss per share attributable to common stockholders is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, redeemable convertible preferred stock, warrants to purchase common stock and stock options to purchase common stock are considered to be common stock equivalents but have been excluded from the calculation of diluted net and comprehensive loss per share attributable to common stockholders as their effect is anti-dilutive.

Income Taxes

Income taxes are recorded in accordance with ASC Topic 740, Income Taxes ("ASC 740"), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities and for loss and credit carryforwards using enacted tax rates anticipated to be in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that some or all the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2021 and 2020, the Company does not have any significant uncertain tax positions. If the Company were to incur interest and penalties on uncertain tax positions, it would classify them as income tax expense.

The Company files U.S. federal and state income tax returns.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss equaled net loss for the periods presented.

Litigation and Other Contingencies

The Company is or may be subject to legal proceedings and claims arising from the ordinary course of its business, including contract and employment claims. U.S. GAAP requires that a liability for contingencies be recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. In the opinion of management, the aggregate liability, if any, with respect to such ordinary course of business actions will not have a material adverse effect on the financial position or results of operations of the Company.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

3. Fair Value Measurements

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis based on the fair value hierarchy at:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$136,605,613	$—	$—	$136,605,613
Total assets at fair value	$136,605,613	$—	$—	$136,605,613

Liabilities:
Warrant derivative liabilities	$—	$—	$10,636,921	$10,636,921
Total liabilities at fair value	$—	$—	$10,636,921	$10,636,921

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$26,078,064	$—	$—	$26,078,064
Total assets at fair value	$26,078,064	$—	$—	$26,078,064

Liabilities:
Warrant derivative liabilities	$—	$—	$1,890,357	$1,890,357
Total liabilities at fair value	$—	$—	$1,890,357	$1,890,357

Cash equivalents are valued using unadjusted quoted market prices.

The following table sets forth a summary of changes in the fair value of the warrant derivative liabilities, representing a recurring measurement that is classified within Level 3 of the fair value hierarchy:

January 1, 2020	$680,529
Change in fair value	1,209,828
December 31, 2020	1,890,357
Issuance of freestanding detachable stock purchase warrants	866,255
Change in fair value	7,880,309
December 31, 2021	$10,636,921

The Company estimated the fair value of the warrant derivative liabilities using a Black-Scholes option pricing model. The valuation model uses the following assumptions at:

	December 31,
	2021	2020
Fair value of common stock	$12.44	$2.55
Volatility	64.00%	82.40%
Expected term (in years)	0.52	1.50
Risk-free interest rate	0.21%	0.12%
Dividend yield	—%	—%

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value could result in a different fair value measurement at the reporting date.

4. License Agreement

In May 2019, the Company entered into a license agreement (“Roche Agreement”) with F. Hoffman-La Roche Ltd. and Hoffmann-La Roche Inc. (collectively, “Roche”), pursuant to which the Company obtained an exclusive, worldwide, royalty-bearing license under certain patents and specified know-how owned or controlled by Roche and covering certain specified small molecule aldosterone synthase inhibitors (“Roche Technology”) to research, develop and commercialize products containing such aldosterone synthase inhibitors (“Licensed Products”) for any and all uses, including the treatment, prevention or diagnosis of any and all diseases and medical conditions in humans and animals. Pursuant to the Roche Agreement, the Company paid Roche a one-time, upfront non-refundable license fee of $2.0 million. Additionally, the Company is required to pay Roche certain tiered development event-based milestone payments, certain sales-based milestone payments, as well as a royalty from the future sales of the Licensed Products. The royalty is tiered based on the net sales of each Licensed Product.

The Roche Agreement will expire, unless earlier terminated by either party, upon expiration of all royalty or other payment obligations under the Roche Agreement are or will become due. For the years ended December 31, 2021 and 2020, the Company recorded non-cash expense of $7.9 million and $1.2 million, respectively, related to the Roche Agreement on the Company’s statements of operations and comprehensive loss.

5. Redeemable Convertible Preferred Stock

Series A Redeemable Convertible Preferred Stock

In May 2019, the Company authorized the issuance of 35,714,282 shares to be issued in the form of Series A redeemable convertible preferred stock (“Series A preferred stock”). During the years ended December 31, 2019 and 2020, the Company issued 11,904,760 and 23,809,522 shares of Series A preferred stock at $1.40 per share for total proceeds of $16.7 million and $33.3 million, respectively. The Company incurred $2.1 million of Series A preferred stock issuance costs, of which $1.3 million was incurred during the year ended December 31, 2020, which is recorded against the carry amount of the Series A preferred stock at December 31, 2021 and 2020. The rights, preferences, and privileges of the Company’s Series A preferred stock are as follows:

Voting

The holders of Series A preferred stock are entitled to a number of votes equal to the number of whole shares of common stock into which the shares of Series A preferred stock are convertible. Except as provided by law or otherwise, the holders of the Series A preferred stock vote together with the holders of common stock as a single class.

Holders of Series A preferred stock, voting as a separate class, are entitled to elect three members of the Board of Directors. The holders of the common stock, voting as a separate class, are entitled to elect two members of the Board of Directors. The holders of Series A preferred stock and common stock, voting together as a single class on an as-converted basis, are entitled to elect any additional members of the Board of Directors.

Dividends

Dividends are payable, if permitted by law, in accordance with the Series A preferred stock terms if and when declared by the Board of Directors. Holders of the Series A preferred stock are entitled to receive dividends out of any assets at the time legally available, at the applicable dividend rate specified for such shares of the Series A preferred stock. Dividends are not mandatory and are not cumulative. No dividends have been declared or paid since inception of the Company.

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of shares of the Series A preferred stock then outstanding are entitled to be paid out of the assets of the Company available for distribution to its stockholders or, in the case of a Deemed Liquidation Event, out of the consideration payable to stockholders in such an event, before any payment shall be made to the holders of common stock by reason of their ownership thereof, an amount per share equal to the Series A preferred stock original issue price, plus any dividends declared but unpaid. If upon any such liquidation, dissolution, or winding up of the Company or a Deemed Liquidation Event, the assets of the Company available for distribution to its stockholders are insufficient to pay the holders of shares of Series A preferred stock the full amount to which they are entitled, the holders of shares of the Series A preferred stock share ratably in any distribution of the assets available for distribution in proportion to the respective amounts that would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

The remaining available proceeds will be distributed pro rata among the holders of the shares of the Series A preferred stock and common stock, based on the number of shares held by each such holder, treating for this purpose all such securities as if they had been converted to common stock pursuant to the applicable terms immediately prior to such liquidation, dissolution, or winding up of the Company.

Conversion

Each share of the Series A preferred stock is convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of common stock as determined by dividing the Series A preferred stock original issue price by the Series A preferred stock conversion price in effect at the time of conversion. The applicable conversion price is subject to future adjustments upon the occurrence of certain events. However, holders of the Series A preferred stock do not have the right to convert any shares of the Series A preferred stock at the applicable conversion ratio in effect for preferred shares upon either (i) the closing of a qualified initial public offering of its common stock at a price per share of at least $14.28 per share (subject to adjustment for any share split, combination or dividend or distribution payable) resulting in at least $50 million in gross proceeds to the Company net of the underwriting discount and commissions, or (ii) the election to convert the preferred shares by at least two of the following three holders of the Company’s Series A preferred stock: (i) Sofinnova Venture Partners X, L.P., (ii) Sofinnova Capital IX and (iii) 5AM Ventures VI, L.P.

The Company evaluated the Series A preferred stock and determined that it was considered an equity host under ASC 815. In making this determination, the Company’s analysis followed the whole instrument approach, which compares an individual feature against the entire Series A preferred stock instrument that includes that feature. The Company’s analysis was based on a consideration of the economic characteristics and risks of the Series A preferred stock. More specifically, the Company evaluated all of the stated and implied substantive terms and features, including (i) whether the Series A preferred stock included redemption features, (ii) how and when any redemption features could be exercised, (iii) whether the holders of the Series A preferred stock were entitled to dividends, (iv) the voting rights of the Series A preferred stock, and (v) the existence and nature of any conversion rights. The Company concluded that, as the Series A preferred stock represents an equity host, the conversion feature included in the Series A preferred stock is clearly and closely related to the associated host instrument. Accordingly, the conversion feature is not considered an embedded derivative that requires bifurcation.

The Company accounts for potentially beneficial conversion features under ASC Topic 470-20, Debt with Conversion and Other Options. At the time of the issuances of the shares of Series A preferred stock, the Company’s common stock into which the Company’s Series A preferred stock was convertible had an estimated fair value less than the effective conversion prices of the shares of Series A preferred stock. Therefore, there was no beneficial conversion element on the issuance dates.

On January 11, 2022, the Company completed its IPO. Upon the closing of the IPO, the Series A preferred stock was converted into 10,504,199 shares of the Company’s common stock. See Note 12 for further discussion of IPO.

Redemption

The Series A preferred stock are redeemable upon a request by two of three of the requisite holders of the Company’s Series A preferred stock in the event of a Deemed Liquidation Event, if the Company does not effect a dissolution of the Company within 90 days after such Deemed Liquidation Event, payable at a price equal to the cash or the value of the property, rights, or securities to be paid or distributed to holders pursuant to such Deemed Liquidation Event.

Any redemption is deemed to be remote at December 31, 2021 and 2020, and the fair value of Series A preferred stock is deemed to be the price paid by the Series A preferred stockholders.

Due to this redemption option, Series A preferred stock is recorded in mezzanine equity and is subject to subsequent measurement under the guidance provided under ASC 480. In accordance with that guidance, the Company has elected to recognize changes in redemption value immediately.

However, based on the nature of Series A preferred stock, no subsequent measurement will be recognized until a Deemed Liquidation Event becomes probable. As of December 31, 2021 and 2020, a Deemed Liquidation Event was not probable; as a result, the Series A preferred stock is valued at original issue price, less cost of issuance, and a portion the value was allocated to the warrant derivative liabilities discussed further below.

Warrant Derivative Liabilities

In connection with the Series A preferred stock, the Company issued two freestanding detachable stock purchase warrants to an unrelated third party to separately purchase 411,765 and 329,552 shares of common stock (“2019 Warrants”). The 2019 Warrants are exercisable in whole immediately prior to an initial public offering by the Company and, as such, remain issued, outstanding, and exercisable at December 31, 2021 and 2020. The 2019 Warrants were issued with an initial exercise price of $0.04 and an expiration date of May 13, 2029. The 2019 Warrants qualify as derivative liabilities, which must be accounted for separately from the Series A preferred stock and are measured at fair value on a recurring basis. At December 31, 2021 and 2020, the 2019 Warrants were valued at $9.2 million and $1.9 million, respectively, with the change in fair value included in the statements of operations and comprehensive loss in the period the change occurs.

On January 11, 2022, the Company completed its IPO. Upon the closing of the IPO, the 2019 Warrants were converted into 739,463 shares of the Company’s common stock. See Note 12 for further discussion of IPO.

Series B Redeemable Convertible Preferred Stock

In September 2021, the Company authorized the issuance of 35,716,249 shares to be issued in the form of Series B redeemable convertible preferred stock ("Series B preferred stock"). During the year ended December 31, 2021, the Company issued 35,716,249 shares of Series B preferred stock at $4.00 per share for total proceeds of $142.9 million. The Company incurred $0.9 million of Series B preferred stock issuance costs (through December 31, 2021), which are recorded against the carrying amount of the Series B preferred stock at December 31, 2021. The rights, preferences, and privileges of the Company’s Series B preferred stock are as follows:

Voting

The holders of Series B preferred stock are entitled to a number of votes equal to the number of whole shares of common stock into which the shares of Series B preferred stock are convertible. Except as provided by law or otherwise, the holders of the Series B preferred stock vote together with the holders of common stock as a single class.

Holders of Series B preferred stock, voting as a separate class, are entitled to elect one member of the Board of Directors. The holders of preferred stock and common stock, voting together as a single class on an as-converted basis, are entitled to elect any additional members of the Board of Directors other than directors elected by the holders of Series A preferred stock and directors elected by holders of the common stock.

Dividends

Dividends at the rate per annum of $0.32 per share accrue on shares of Series B preferred stock. Dividends on the shares of Series B preferred stock are not cumulative and are payable, if and when declared by the Board of Directors. The Company shall not declare, pay or set aside any dividends on shares of any other class or series of capital stock of the Company unless the holders of preferred stock then outstanding first or simultaneously receive a dividend on each outstanding share of redeemable convertible preferred stock in an amount at least equal to the sum of (i) the amount of the aggregate dividends accrued but unpaid on such shares of preferred stock and (ii) that dividend per share of preferred stock as would equal the product of (1) the dividend payable on each share of such class or series determined, if applicable, as if all shares of such class or series had been converted into common stock and (2) the number of shares of common stock issuable upon conversion of a share of preferred stock. No dividends have been declared or paid since inception of the Company.

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of shares of the Series B preferred stock then outstanding are entitled to be paid out of the assets of the Company available for distribution to its stockholders or, in the case of a Deemed Liquidation Event, out of the consideration payable to stockholders in such an event, before any payment shall be made to the holders of Series A preferred stock or common stock by reason of their ownership thereof, an amount per share equal to the Series B preferred stock original issue price, plus any dividends declared but unpaid thereon. If upon any such liquidation, dissolution, or winding up of the Company or a Deemed Liquidation Event, the assets of the Company available for distribution to its stockholders are insufficient to pay the holders of shares of Series B preferred stock the full amount to which they are entitled, the holders of shares of the Series B preferred stock shall share ratably in any distribution of the assets available for distribution in proportion to the respective amounts that would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

In the event that the assets of the Corporation available for distribution shall exceed the amount necessary to pay the holders of Series B preferred stock, the holders of shares of Series A preferred stock then outstanding are entitled to be paid out of the assets of the Company available for distribution to its stockholders or, in the case of a Deemed Liquidation Event, out of the consideration payable to stockholders in such an event, before any payment shall be made to the holders of common stock by reason of their ownership thereof, an amount per share equal to the Series A preferred stock original issue price, plus any dividends declared but unpaid thereon. If upon any such liquidation, dissolution, or winding up of the Company or a Deemed Liquidation Event, the assets of the Company available for distribution to its stockholders are insufficient to pay the holders of shares of Series A preferred stock the full amount to which they are entitled, the holders of shares of the Series A preferred stock shall share ratably in any distribution of the assets available for distribution in proportion to the respective amounts that would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

The remaining available proceeds will be distributed pro rata among the holders of the shares of the Series B preferred stock, Series A preferred stock and common stock, based on the number of shares held by each such holder, treating for this purpose all such securities as if they had been converted to common stock pursuant to the applicable terms immediately prior to such liquidation, dissolution, or winding up of the Company.

Conversion

Each share of the Series B preferred stock is convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of common stock as determined by dividing the Series B preferred stock original issue price by the Series B preferred stock conversion price in effect at the time of conversion. The Series B preferred stock conversion price shall initially be equal to the Series B original issue price. The applicable conversion price is subject to future adjustments upon the occurrence of certain events. Upon either (i) the closing of a qualified initial public offering of the Company’s common stock resulting in at least $100 million in proceeds net of the underwriting discount and commissions; (ii) the closing of a transaction or series of transactions in which the Company’s outstanding shares of capital stock are exchanged for or converted into securities that are publicly listed on a securities exchange through a merger, acquisition, business combination or similar transaction with a “special purpose acquisition company” where the surviving or parent entity receives aggregate gross proceeds, excluding the cash resources of the Company, of at least $100 million; or (iii) the date and time, or the occurrence of an event, specified by vote or written consent of the requisite holders and the Series B requisite holders, then all outstanding shares of preferred stock shall automatically be converted into shares of common stock at the effective conversion rate.

The Company evaluated the Series B preferred stock and determined that it was considered an equity host under ASC 815. In making this determination, the Company’s analysis followed the whole instrument approach, which compares an individual feature against the entire Series B preferred stock instrument that includes that feature. The Company’s analysis was based on a consideration of the economic characteristics and risks of the Series B preferred stock. More specifically, the Company evaluated all of the stated and implied substantive terms and features, including (i) whether the Series B preferred stock included redemption features, (ii) how and when any redemption features could be exercised, (iii) whether the holders of the Series B preferred stock were entitled to dividends, (iv) the voting rights of the Series B preferred stock, and (v) the existence and nature of any conversion rights. The Company concluded that, as the Series B preferred stock represents an equity host, the conversion feature included in the Series B preferred stock is clearly and closely related to the associated host instrument. Accordingly, the conversion feature is not considered an embedded derivative that requires bifurcation.

The Company accounts for potentially beneficial conversion features under ASC Topic 470-20. At the time of the issuances of the shares of Series B preferred stock, the Company’s common stock into which the Company’s Series B preferred stock was convertible had an estimated fair value less than the effective conversion prices of the shares of Series B preferred stock. Therefore, there was no beneficial conversion element on the issuance dates.

Redemption

The holders of the Company’s redeemable convertible preferred stock have no rights to cause the redemption of their shares outside of a Deemed Liquidation Event. A Deemed Liquidation Event would constitute a redemption event that may be outside of the Company’s control.

Any redemption is deemed to be remote at December 31, 2021, and the fair value of Series B preferred stock is deemed to be the price paid by the Series B preferred stockholders.

Due to this redemption option, Series B preferred stock is recorded in mezzanine equity and is subject to subsequent measurement under the guidance provided under ASC 480. In accordance with that guidance, the Company has elected to recognize changes in redemption value immediately.

However, based on the nature of Series B preferred stock, no subsequent measurement will be recognized until a Deemed Liquidation Event becomes probable. As of December 31, 2021, a Deemed Liquidation Event was not probable; as a result, the Series B preferred stock is valued at original issue price, less cost of issuance, and the value is allocated to the warrant derivative liabilities discussed further below.

On January 11, 2022, the Company completed its IPO. Upon the closing of the IPO, the Series B preferred stock was converted into 10,504,779 shares of the Company’s common stock. See Note 12 for further discussion of IPO.

Warrant Derivative Liabilities

In connection with the Series B preferred stock, the Company issued freestanding detachable stock purchase warrants to an unrelated third party to separately purchase 113,610 shares of common stock (the 2021 Warrants). The 2021 Warrants are exercisable in whole immediately prior to an initial public offering by the Company and, as such, remain issued, outstanding, and exercisable at December 31, 2021. The 2021 Warrants were issued with an initial exercise price of $0.04 and an expiration date of May 13, 2029. The 2021 Warrants qualify as derivative liabilities, which must be accounted for separately from the Series B preferred stock and are measured at fair value on a recurring basis. At December 31, 2021, the 2021 Warrants were valued at $1.4 million with the change in fair value from the date of issuance included in the statements of operations and comprehensive loss in the period the change occurs.

On January 11, 2022, the Company completed its IPO. Upon the closing of the IPO, the 2021 Warrants were converted into 113,325 shares of the Company’s common stock. See Note 12 for further discussion of IPO.

6. Stockholders’ Deficit and Stock-Based Compensation

Common stock

The voting, dividend, and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers, and preferences of the holders of the Series A and Series B preferred stock. During the year ended December 31, 2021, the Company authorized additional shares of common stock in conjunction with the Series B preferred stock offering resulting in a total of 95,000,000 authorized shares of common stock at December 31, 2021.

The Company’s common stock has the following characteristics:

Voting

The holders of the common stock are entitled to one vote for each share of common stock. However, except as otherwise required by law, holders of common stock are not entitled to vote on any amendment to the certificate of incorporation that relates solely to the terms of one or more outstanding series of preferred stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the certificate of incorporation or pursuant to Delaware General Corporation Law.

Dividends

The holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors. The Company may not declare or pay any cash dividends to the holders of common stock unless, in addition to obtaining any necessary consents, dividends are paid on the Series A and Series B preferred stock in accordance with the respective terms. No dividends have been declared or paid since inception of the Company.

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the Company, the holders of common stock are entitled to share ratably with the holders of the Series A preferred stock in the Company’s assets available for distribution to stockholders after payment to the holders of the Series A and Series B preferred stock of their liquidation preferences has been made.

Stock Options

On December 30, 2021, the Board of Directors adopted, and the Company’s stockholders approved, the 2022 Equity Incentive Plan (“2022 Plan”). The 2022 Plan provides for the grant of incentive stock options to employees of the Company, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of affiliates of the Company (collectively, “stock based awards”). The 2022 Plan is a successor to the 2019 Stock Option Plan. ("2019 Plan"). Initially, the maximum number of shares of common stock that may be issued under the 2022 Plan after it became effective was 6,787,652 shares, which is the sum of (i) 3,905,911 new shares; plus (ii) the number of shares that was available for issuance under the 2019 Plan at the time the 2022 Plan became effective; and (iii) any shares subject to outstanding stock options or other stock awards that were granted under the 2019 Plan that are forfeited, terminated, expired or are otherwise not issued. In addition, the number of shares of common stock reserved for issuance under the 2022 Plan will automatically increase on January 1st of each calendar year, starting on January 1, 2023 and continuing through January 1, 2032, in an amount equal to 5% of the total number of shares of common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Board of Directors. The maximum number of shares of common stock that may be issued on the exercise of incentive stock options under the 2022 Plan is 20,362,956. There were no stock based awards issued from the 2022 Plan as of December 31, 2021.

As of December 31, 2021 and 2020, options to purchase common stock were outstanding under the Company’s 2019 Plan. As of December 31, 2021 and 2020, a total of 3,368,572 and 1,169,411 options respectively, were available for issuance under the 2022 Plan and 2019 Plan, respectively.

The following is a summary of the Company’s stock option activity:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Outstanding, January 1, 2020	66,392	$0.92	9.75
Granted	—	—	—
Exercised	—	—	—
Expired/cancelled	—	—	—
Outstanding, December 31, 2020	66,392	$0.92	8.75
Granted	3,352,687	5.42	9.51
Exercised	(542,636)	2.55	—
Expired/cancelled	(259,371)	2.55	—
Outstanding, December 31, 2021	2,617,072	$6.19	9.56

As of December 31, 2021 and 2020, there were 1,869,512 and 27,034 options vested and exercisable, respectively. Unrecognized compensation cost related to stock option awards of $14.5 million and $0.03 million, as of December 31, 2021 and 2020, respectively, is expected to be recognized as expense over a weighted average period of 9.56 years and 8.75 years, respectively. The total fair value of options vested was $5.8 million and $0.02 million for the years ended December 31, 2021 and 2020, respectively.

The Company recognized the following compensation cost related to employee stock-based compensation activity:

	For the Year Ended December 31,
	2021	2020
Research and development	$644,330	15,891
General and administrative	2,355,448	—
Total	$2,999,778	$15,891

Outstanding stock options, if not exercised, expire ten years from the date of grant. The Company issues new shares of common stock upon exercise of stock options. The weighted average grant date fair value per share for the outstanding options at December 31, 2021 and 2020 was $5.42 and $0.71, respectively.

The Company determined the grant-date fair value of stock options using the Black-Scholes option pricing model. The fair value of each stock option grant was determined using assumptions that are subjective and require significant judgment and estimation by management. The risk-free rate assumption was based on observed yields from governmental zero-coupon bonds with a term equivalent to the option. The expected volatility assumption was based on historical volatilities of a group of comparable industry companies whose share prices are publicly available. The peer group was developed based on companies in the therapeutics and pharmaceutical industries. The expected term of stock options represents the weighted average period that the stock options are expected to be outstanding. Because the Company does not have historical exercise behavior, it determined the expected life assumption using the simplified method, which is an average of the options ordinary vesting period and the contractual term. The expected dividend assumption was based on the Company’s history and expectation of dividend payouts at the time of grant. The Company recognizes forfeitures on an actual basis and, as such, did not estimate forfeitures to calculate stock-based compensation.

There were no options granted during the year ended December 31, 2020. The following table presents the weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted during the year ended December 31, 2021:

Exercise price	$13.60
Stock price on date of grant	$11.34
Expected term (years)	6
Expected stock price volatility	63.8%
Risk-free rate of interest	1.35%
Expected dividend yield	0%

There is a high degree of subjectivity involved when using option-pricing models to estimate stock-based compensation. There are currently no market-based mechanisms or other practical applications to verify the reliability and accuracy of the estimates stemming from these models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of the employee stock-based awards is determined using an option-pricing model, the value may not be indicative of the fair value that would be observed in a market transaction between a willing buyer and a willing seller. If factors change and the Company employs different assumptions when valuing its options, the compensation expense that the Company records in the future may differ significantly from what it has historically reported.

7. Income Taxes

The components of the Company’s deferred tax assets are as follows:

	December 31,
	2021	2020
Net operating loss carryforwards	$14,101,585	$5,505,370
Accrued Expenses	205,041	-
Licensing fee, contract accruals	368,140	402,852
Stock-based compensation	676,435	3,865
Total deferred tax assets	15,351,201	5,912,087
Valuation allowance	(15,351,201)	(5,912,087)
Net deferred tax assets	$—	$—

When realization of the deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations is recognized as a reduction of income tax expense. Valuation allowances are provided against deferred tax assets when, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. The deferred tax assets have been fully offset by a valuation allowance, as realization is dependent on future earnings, if any, the timing and amount of which are uncertain.

The Company’s effective tax rate for the years ended December 31, 2021 and 2020 is 0%. A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020
Statutory federal income tax rate	(21.00)%	(21.00)%
State income taxes, net of federal tax benefits	(1.77)	(1.66)
Permanent items	3.52	1.25
Change in valuation allowance	19.25	21.41
Total provision for income taxes	$—%	$—%

The Company files income tax returns in the U.S. Federal jurisdiction and various state and local jurisdictions. All years remain open and are subject to examination.

At December 31, 2021 and 2020, the Company has no unrecognized tax benefits, and no amounts have been recognized in the statements of operations and comprehensive loss. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2021 and 2020, the Company has no accrued interest and penalties related to uncertain tax positions.

8. Net and Comprehensive Loss Per Share

The Company’s basic and diluted net and comprehensive loss per share for the years ended December 31, 2021 and 2020, was $(32.52) and $(17.84), respectively.

The following weighted average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect for the years ended:

	December 31,
	2021	2020
Series A redeemedable convertible preferred stock (if converted)	10,504,199	10,504,199
Series B redeemedable convertible preferred stock (if converted)	10,504,779	—
2019 and 2021Warrants (if exercised)	852,788	739,463
Outstanding options exercisable	1,869,512	15,969

9. Related-Party Transactions

CinRx Pharma LLC and Subsidiaries ("CinRx")

Certain former executives and employees of the Company, including the Company’s former chief executive officer and a former member of the board of directors and a former member of the Company’s board of directors, are members of CinRx’s board of managers and/or have equity investments in CinRx, a biotechnology company. The Company receives business management services from CinRx from time to time as needed, under a management services agreement. As of December 31, 2021 and 2020, the Company paid CinRx $1.3 million and $1.6 million, respectively. Of these fees $0.9 million and $1.2 million are included in research and development expenses while $0.4 million and $0.4 million are in general and administrative expenses on the statements of operations and comprehensive loss as of December 31, 2021 and 2020, respectively. We terminated the Management Services Agreement pursuant to its terms on February 2, 2022.

10. Commitments and Contingencies

Lease

On June 1, 2021, the Company entered in to an agreement to lease 351 square feet of floor area at 200 Clarendon Street, Boston, MA 02116 from, Boston Properties, Inc for $3,400 per month with an original expiration date of August

31, 2021. On August 20, 2021, the Company entered in to a first amendment to increase the leased space, thereby increasing the lease payments to $6,800 per month for a term set to expire on November 30, 2021. On November 9, 2021 the Company entered in to a second amendment for additional space, bringing the total leased space to 1,161 square feet, through March 31, 2022 for a total monthly payment of $10,200 per month. On February 24, 2022, the Company entered in to a new lease, commencing April 1, 2022, for 5,400 square feet of office space in Waltham, Massachusetts, which will be our new headquarters. As this lease has a term of less than 12 months, the Company has not recorded it on the balance sheet, as allowed under ASC Topic 842, Leases ("ASC 842").

On July 30, 2021, the Company entered into an agreement to lease office space at 5325 Deerfield Boulevard, Mason, OH 45040 from COHatch Cincinnati for $750 per month until the new COHatch facility in Montgomery, OH construction is completed. On September 16, 2021 the Company entered in to a first amendment to increase the leased space (total leased space of 221 square footage), thereby increasing the lease payments to $2,850, until construction is complete. As this lease has a term of less than 12 months, the Company has not recorded it on the balance sheet, as allowed under ASC 842.

Litigation

On October 29, 2021, CinRx Pharma, LLC, or CinRx, filed a complaint in Ohio state court against two of our current employees, including Catherine Pearce, M.B.A., D.H.Sc., our Chief Operating Officer and co-founder, alleging several claims, including breach of contract, breaches of fiduciary duties to CinRx, fraud, unjust enrichment, breach of non-solicitation agreement and fraudulent misrepresentation and material breach of subscription agreements. Furthermore, on November 5, 2021, CinRx filed a complaint in Superior Court of the State of Delaware against us and three of our investors alleging breach of contract in connection with our Series B preferred stock financing and seeking compensatory damages. The complaint contended that the waiver of participation rights in our Series B preferred stock financing pursuant to the Investors’ Rights Agreement, dated May 13, 2019, or the IRA, was invalid and diluted the shares of our common stock held by CinRx, and that CinRx’s allocation of our Series B preferred stock in our Series B preferred stock financing was insufficient under the IRA.

On December 22, 2021, the Company entered into a settlement agreement and release, or the Settlement Agreement, with CinRx, two of our employees (including Ms. Pearce), and certain of our investors relating to, among other things, the release of claims asserted in proceedings brought by CinRx against certain of our employees in Ohio state court and against us and certain of our investors in Superior Court of the State of Delaware. Under the terms of the Settlement Agreement, the Company agreed to, among other things, issue 764,705 shares (valued at $9.5 million) of our common stock to CinRx. The Company also agreed to reimburse CinRx’s legal fees relating to the dispute for up to an aggregate total of $0.5 million. As a result of the Settlement Agreement, the Company recorded $10.0 million of expense which is included in general and administrative expenses in the statement of operations and comprehensive loss during the year ended December 31, 2021. CinRx, under the terms of the Settlement Agreement, has agreed to dismiss with prejudice all litigation against us, Ms. Pearce, our employees and our investors, and to enter into a voting agreement and proxy regarding the voting of shares of our capital stock held by CinRx, including any vote concerning matters related to our IPO, any merger, sale or change of control, adoption of equity incentive or similar plans, debt financings and certain equity financings, that terminates upon the earlier to occur of 15 months after the date of the Settlement Agreement and expiration of the lockup agreement related to our IPO.

11. Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan available to full time employees. Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company provides an automatic contribution of 4% of the employee's salary. The Company’s matching contributions totaled approximately $0.03 million and $0.00 million in matching contributions are included in general and administrative expense for the years ended December 31, 2021 and 2020, respectively.

12. Subsequent Events

On January 11, 2022, the Company completed its IPO of its common stock pursuant to which the Company issued and sold 13,290,813 shares of common stock at a price to the public of $16.00 per share. This included the exercise of 1,190,813 shares, representing a portion of the underwriters' over-allotment option to purchase an additional 1,815,000 shares. The aggregate net proceeds from the IPO, inclusive of proceeds from the over-allotment exercise, were approximately $193.2 million after deducting underwriting discounts and commissions of $14.9 million and offering expenses of approximately $4.5 million. Upon completion of the IPO, all outstanding shares of Series A and Series B redeemable convertible preferred stock converted to common stock at a ratio of 3.4:1. In addition, the IPO also resulted in the automatic net exercise of the three outstanding Roche Warrants for an aggregate of 852,788 shares of common stock.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Annual Report on Form 10-K, an evaluation is performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2021. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer conclude whether the Company’s disclosure controls and procedures are effective as of December 31, 2021, at the reasonable assurance level.

In connection with this Annual Report on Form 10-K for the year ended December 31, 2021, an evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2021. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded based upon the evaluation described above that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. Additionally, our auditors will not be required to formally opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning our executive officers and directors as of March 22, 2022.

Name	Age	Position(s)
Executive Officers
Marc de Garidel	64	Chief Executive Officer and Director
Mary Theresa Coelho, M.B.A.	60	Executive Vice President, Chief Financial Officer and Chief Business Development Officer
Catherine Pearce, M.B.A., D.HSc	46	Chief Operating Officer
Mason Freeman, M.D.	71	Chief Medical Officer
Non-Employee Directors
David Allison, Ph.D.	40	Director
Maina Bhaman, M.B.A.	50	Director
James I. Healy, M.D., Ph.D.	57	Director
Troy Ignelzi	54	Director
June Lee, M.D	56	Director
Jason Pitts, Ph.D.	36	Director
John F. Thero	61	Director

Executive Officers

Marc de Garidel has served as our Chief Executive Officer and a member of our board of directors since July 2021. Prior to being appointed as our Chief Executive Officer, he served as the chief executive officer of AZTherapies, Inc. from September 2020 to April 2021, and as a member of the board of directors of AZTherapies, Inc. until August 2021. Mr. de Garidel currently serves on the board of directors of Claris Biotherapeutics, Inc. Prior to September 2020, Mr. de Garidel served as the chief executive officer of Corvidia Therapeutics, Inc. from January 2018 until their acquisition by Novo Nordisk A/S in August 2020. Mr. de Garidel also served as the chief executive officer of Ipsen SA from November 2010 to July 2016, and has served as the chairman of Ipsen’s board of directors since November 2010. Mr. de Garidel started his career at Eli Lilly pharmaceutical group in 1983, where he held various roles of increasing responsibility before joining Amgen Inc., in 1995 as its chief financial officer in Europe. Mr. de Garidel graduated from the Ecole Spéciale des Travaux Publics and obtained a master of international management at Thunderbird School of Global Management. We believe Mr. de Garidel’s substantial leadership experience in the biotechnology industry qualifies him to serve on our board of directors.

Mary Theresa Coelho, M.B.A., has served as our Executive Vice President, Chief Financial Officer and Chief Business Development Officer since November 2021. Previously, Ms. Coelho served as the executive vice president, chief financial officer and treasurer of BioDelivery Sciences International, Inc. from January 2019 to October 2021 and as chief financial officer and treasurer at Balchem Corporation from October 2017 to October 2018. In addition, she also served as chief operating officer for Diversey, Inc., from September 2017 to October 2017 and held senior finance positions at Diversey Care, a division of Sealed Air Corporation from October 2014 through August 2017, including as chief financial officer and vice president of global commercial excellence. She has served on the board of directors of First Wave BioPharma Inc since August 2021, and currently serves as chair for the audit committee and member of the compensation committee for First Wave BioPharma Inc. Ms. Coelho earned an M.B.A. in finance from IBMEC in Brazil and a B.A. in both economics and international relations, summa cum laude, from the American University School of International Service.

Catherine Pearce, M.B.A., D.HSc., co-founded our company in 2018 and has served as our Chief Operating Officer since May 2019. Previously, Ms. Pearce served as both the chief operating officer of CinRx and the vice president, strategic alliances at Medpace from September 2015 until August 2021. Ms. Pearce also served as the vice president, research and development at Teva Pharmaceutical Industries Ltd. from April 2013 until September 2015. Ms. Pearce has a B.S. and an M.B.A. from Xavier University and a doctorate of health sciences from Nova Southeastern University.

Mason Freeman, M.D., has served as our Chief Medical Officer since March 2022 and was our Executive Vice President, Clinical Development from August 2021 through March 2022, and as a member of our scientific advisory board since June 2019. Dr. Freeman also serves as a venture partner at 5AM Venture Management, LLC, a position he has held since May 2008. In addition, Dr. Freeman serves as the director of the Massachusetts General Hospital’s Translational Research Center. Previously, Dr. Freeman served as a member of the board of directors of scPharmaceuticals Inc. from July 2018 to December 2020 and Crinetics Pharmaceuticals, Inc. from November 2015 to July 2019. Dr. Freeman holds a B.A. from Harvard College and an M.D. from the University of California, San Francisco.

Non-Employee Directors

David Allison, Ph.D., has served as a member of our board of directors since May 2019. Dr. Allison has served as a partner at 5AM Venture Management, LLC since July 2018, and as a principal at 5AM Venture Management, LLC since August 2016. Dr. Allison previously served as a principal at Versant Ventures Management, LLC, or Versant Ventures, from April 2014 to August 2016. Prior to Versant Ventures, Dr. Allison worked at Split Rock Partners, LLC as a principal from August 2009 to August 2014, and at PTV Healthcare Capital as a senior associate from 2006 to 2009. Dr. Allison currently serves on the boards of directors of various private companies and as lead director and compensation committee member at Impel Neuropharma, Inc. Dr. Allison received a Ph.D. in bioengineering from Rice University and a B.S.E in biomedical engineering from The University of Iowa. We believe that Dr. Allison is qualified to serve on our board of directors based on his expertise in corporate governance, financing and financial matters and his investment experience in the health care industry.

Maina Bhaman, M.B.A., has served as a member of our board of directors since May 2019. Ms. Bhaman has been a general partner of Sofinnova Partners SAS, or Sofinnova Partners, since January 2018. Prior to joining Sofinnova Partners, she was director of healthcare investment at Touchstone Innovations LLC (formerly Imperial Innovations) in London from April 2006 to November 2017. Ms. Bhaman is currently on the board of directors of four private biopharmaceutical companies, Catamaran Bio, Inc., ENYO Pharma SA, Myricx Pharma Ltd., Mironid Ltd. Ms. Bhaman has a B.S. from the University of Texas at Austin and an M.B.A. from the Imperial Business School in London. We believe that Ms. Bhaman is qualified to serve on our board of directors based on her experience in the biopharmaceutical industry, including as a long-term healthcare investor.

James I. Healy, M.D., Ph.D., has served as a member of our board of directors since May 2019. Dr. Healy has been a general partner of Sofinnova Investments, Inc., a biotech investment firm, since June 2000. Prior to June 2000, Dr. Healy held various positions at Sanderling Ventures, Bayer Healthcare Pharmaceuticals LLC and ISTA Pharmaceuticals, Inc. Dr. Healy is currently on the board of directors of Bolt BioTherapeutics, Inc., Ascendis Pharma A/S, Karuna Therapeutics, Inc., Natera, Inc., NuCana PLC, Y-mAbs Therapeutics, Inc., and one private company. Previously, he served as a board member of Amarin Corporation, Auris Medical Holding AG, Edge Therapeutics, Inc., Hyperion Therapeutics, Inc., InterMune, Inc., Anthera Pharmaceuticals, Inc., Durata Therapeutics, Inc., CoTherix, Inc., Iterum Therapeutics, plc, Movetis NV, Coherus BioSciences, Inc., ObsEva SA, and several private companies. In 2011, Dr. Healy won the IBF Risk Innovator Award and was named as one of the industry’s top leading Life Science investors in 2013 by Forbes Magazine. Dr. Healy has a B.A. in molecular biology and a B.A. in Scandinavian studies from the University of California, Berkeley, and has an M.D. and Ph.D. in immunology from Stanford University School of Medicine. We believe that Dr. Healy is qualified to serve on our board of directors due to his extensive experience in the biopharmaceutical industry, including as a venture capital investor and a member of the boards of directors of other biopharmaceutical companies.

Troy Ignelzi has served as a member of our board of directors since May 2021. Mr. Ignelzi has served as the chief financial officer of Karuna Therapeutics, Inc. since March 2019. Prior to that, Mr. Ignelzi was the chief financial officer of scPharmaceuticals Inc. from March 2016 to February 2019, and provided consulting services to scPharmaceuticals Inc. in February and March 2016. Mr. Ignelzi previously served as chief financial officer and as a member of the executive leadership teams at Juventas Therapeutics Inc., a privately held biotechnology company, from October 2014 to February 2016. From October 2013 to October 2014, Mr. Ignelzi served as senior vice president of operations and business development of Pharmalex GmbH. Prior to Pharmalex, Mr. Ignelzi was vice president of business development at Esperion Therapeutics, Inc., a public pharmaceutical company, from January 2009 to September 2013. Mr. Ignelzi is currently on the board of directors of several private companies. Mr. Ignelzi has a B.S. in accounting from Ferris State University. We believe Mr. Ignelzi’s experience in corporate finance and the biopharmaceutical industry qualifies him to serve on our board of directors.

June Lee, M.D., has served as a member of our board of directors since January 2022. Dr. Lee was most recently founder and chief executive officer of Esker Therapeutics until September 2021. Dr. Lee previously served as the executive vice president and chief development officer of MyoKardia, Inc. from January 2019 to June 2020, and was the chief operating officer from February 2017 until January 2019, and the chief development officer from October 2017 to January 2019. From April 2011 until February 2017, Dr. Lee served on the faculty of the University of California, San Francisco, or UCSF, where she was director of the Catalyst program at the Clinical and Translational Science Institute and a professor in the School of Medicine, and was responsible for overall strategy and operations for enabling and supporting translational research at the university. Catalyst is an internal UCSF accelerator for therapeutics, devices, diagnostics, and digital health technologies. Prior to UCSF, Dr. Lee was a disease area lead, early clinical development, at Genentech, Inc. from 2006 to 2011, where she was responsible for all strategy and activities as well as management of staff, budget, and resource allocation in the early clinical development group in multiple therapeutic areas. Dr. Lee served as a medical director in the clinical development group at Genentech, Inc. from 2004 to 2006, where she was responsible for clinical activities for licensed product of the company. She currently serves on Johns Hopkins University Center for Therapeutic Translation’s Advisory Board, serves on the board of directors of Tenaya Therapeutics Inc, Eledon Pharmaceuticals Inc. and GenEdit, and is a member of the Scientific Advisory Board for Foresite Labs. Dr. Lee holds a B.A. in chemistry from Johns Hopkins University and an M.D. from the University of California, Davis. We believe that Dr. Lee is qualified to serve on our board of directors based on her expertise in clinical development and the biopharmaceutical industry.

Jason Pitts, Ph.D., has served as a member of our board of directors since September 2021. Dr. Pitts has served as a vice president at General Atlantic since March 2021. Dr. Pitts previously was employed by Sofinnova Investments, serving as a principal from June 2019 to January 2021 and an associate from January 2018 to May 2019. Prior to joining Sofinnova Investments, Dr. Pitts worked at McKinsey & Company as an associate from February 2016 to January 2018. Dr. Pitts received a B.S. in neuroscience from Cornell University and a Ph.D. in neuroscience from Rockefeller University. We believe that Dr. Pitts is qualified to serve on our board of directors based on his expertise in corporate governance, financing and financial matters and his investment experience in the health care industry.

John F. Thero has served as a member of our board of directors since May 2021. Mr. Thero was the president and chief executive officer of Amarin Corporation plc from January 2014 through July 2021 after previously serving as that company’s president, commencing in 2010 and its chief financial officer, commencing in 2009. Mr. Thero also served on the board of directors of Amarin Corporation plc throughout his tenure as its chief executive officer. Prior to his tenure at Amarin Corporation plc, Mr. Thero served in executive level positions at multiple public and private companies including ViaCell, Inc., where he served as chief financial officer, and Abiomed, Inc., where he served as chief financial officer and senior vice president of business operations, among other positions of increasing responsibility. Mr. Thero began his professional career at Arthur Andersen LLP. Mr. Thero currently serves on the board of directors of Cyteir Therapeutics, Inc. He previously served on the board of directors of Chiasma, Inc. from November 2015 through August 2021. Mr. Thero has a B.A. in economics and accounting from The College of the Holy Cross. In 2019, Mr. Thero was awarded EY’s Entrepreneur of the Year for Life Sciences. We believe Mr. Thero is qualified to serve on our board of directors based on his operational and financial background, including his over 25 years’ experience in the life sciences industry.

Board Composition

Our business and affairs are managed under the direction of our board of directors, which currently consists of eight members.

In accordance with our amended and restated certificate of incorporation and amended and restated bylaws, our board of directors is divided into three classes, each of which will consist, as nearly as possible, of one-third of the total number of directors constituting our entire board and which will serve staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors is divided among the three classes as follows:

•
Class I, which will consist of Dr. Allison and Dr. Pitts, and their terms will expire at our first annual meeting of stockholders to be held in 2023;

•
Class II, which will consist of Ms. Bhaman, Mr. de Garidel and Dr. Healy, and their terms will expire at our second annual meeting of stockholders to be held in 2024; and

•
Class III, which will consist of Mr. Ignelzi, Dr. Lee and Mr. Thero, and their terms will expire at our third annual meeting of stockholders to be held in 2025.

Our amended and restated bylaws provide that the authorized number of directors may be changed only by resolution approved by a majority of our board of directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change of control.

Director Independence

Applicable Nasdaq rules and regulations, or the Nasdaq Listing Rules, require a majority of a listed company’s board of directors to be composed of independent directors within one year of listing. In addition, the Nasdaq Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act of 1934, as amended, or the Exchange Act. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees, that neither the director nor any of his family members has engaged in various types of business dealings with us and that the director is not associated with the holders of more than 5% of our common stock. In addition, under applicable Nasdaq Listing Rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our board of directors has determined that all of our directors other than Mr. de Garidel, representing seven of our eight directors, are “independent directors” as defined under applicable Nasdaq Listing Rules. In making such determination, our board of directors considered the current and prior relationships that each such director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining his or her independence, including the beneficial ownership of our capital stock by each director and the transactions described in the section titled “Item 13. Certain Relationships and Related Transactions and Director Independence.”

There are no family relationships among any of our directors or executive officers.

Role of the Board in Risk Oversight

One of the key functions of our board of directors is informed oversight of our risk management process. Our board of directors does not have a standing risk management committee, but rather administers this oversight function directly through the board of directors as a whole, as well as through various standing committees of our board of directors that address risks inherent in their respective areas of oversight. In particular, our board of directors is responsible for monitoring and assessing strategic risk exposure. In addition, our audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee will also monitor compliance with legal and regulatory requirements.

Board Committees

Our board of directors has established an audit committee, compensation committee and a nominating and corporate governance committee, each of which operate pursuant to a committee charter. The composition and functioning of all committees comply with all applicable requirements of the Sarbanes-Oxley Act of 2002, SEC rules and regulations, and the Nasdaq Capital Market. Our board of directors may establish other committees to facilitate the management of our business.

The following table sets forth which directors currently serve on each committee of the Board.

Name	Nominating and Corporate Governance	Compensation	Audit
David Allison, Ph.D.			X
Maina Bhaman, M.B.A.			X
James I. Healy, M.D., Ph.D.	X	X
Troy Ignelzi			X
June Lee, MD		X
Jason Pitts, Ph.D.	X
John F. Thero	X	X

The composition and functions of each committee are described below.

Audit Committee

Our audit committee consists of Mr. Ignelzi, Dr. Allison and Ms. Bhaman, with Mr. Ignelzi serving as chair of the audit committee. Our board of directors has determined that each of these individuals meets the independence requirements of Rule 10A-3 under the Securities Exchange Act of 1934, or the Exchange Act, and the applicable listing standards of Nasdaq. Each member of our audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. Our board of directors has also determined that Mr. Ignelzi qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq Listing Rules. In arriving at these determinations, the board has examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.

The functions of this committee include, among other things:

•
helping our board of directors oversee our corporate accounting and financial reporting processes;
•
managing the selection, engagement, qualifications, independence and performance of a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
•
discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;
•
developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•
reviewing related person transactions;
•
obtaining and reviewing a report by the independent registered public accounting firm at least annually that describes our internal quality control procedures, any material issues with such procedures and any steps taken to deal with such issues when required by applicable law; and
•
approving or, as permitted, pre-approving, audit and permissible non-audit services to be performed by the independent registered public accounting firm.

We believe that the composition and functioning of our audit committee complies with all applicable SEC and Nasdaq rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.

Compensation Committee

Our compensation committee consists of Mr. Thero, and Drs. Healy and Lee, with Mr. Thero serving as chair of the compensation committee. Each of these individuals is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act. Our board of directors has determined that each of these individuals is “independent” as defined under the applicable listing standards of Nasdaq, including the standards specific to members of a compensation committee. The functions of this committee include, among other things:

•
reviewing, modifying and approving (or if it deems appropriate, making recommendations to the full board of directors regarding) our overall compensation strategy and policies;
•
making recommendations to the full board of directors regarding the compensation and other terms of employment of our executive officers;
•
reviewing and making recommendations to the full board of directors regarding performance goals and objectives relevant to the compensation of our executive officers and assessing their performance against these goals and objectives;
•
reviewing and approving (or if it deems it appropriate, making recommendations to the full board of directors regarding) the equity incentive plans, compensation plans and similar programs advisable for us, as well as modifying, amending or terminating existing plans and programs;
•
evaluating risks associated with our compensation policies and practices and assessing whether risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us;
•
reviewing and making recommendations to the full board of directors regarding the type and amount of compensation to be paid or awarded to our non-employee board members;
•
establishing policies with respect to votes by our stockholders to approve executive compensation to the extent required by Section 14A of the Exchange Act and, if applicable, determining our recommendations regarding the frequency of advisory votes on executive compensation;
•
reviewing and assessing the independence of compensation consultants, legal counsel and other advisors as required by Section 10C of the Exchange Act;

•
administering our equity incentive plans;
•
establishing policies with respect to equity compensation arrangements;
•
reviewing the competitiveness of our executive compensation programs and evaluating the effectiveness of our compensation policy and strategy in achieving expected benefits to us;
•
reviewing and making recommendations to the full board of directors regarding the terms of any employment agreements, severance arrangements, change in control protections and any other compensatory arrangements for our executive officers;
•
reviewing with management and approving our disclosures under the caption “Compensation Discussion and Analysis” in our periodic reports or proxy statements to be filed with the SEC, to the extent such caption is included in any such report or proxy statement;
•
preparing the report that the SEC requires in our annual proxy statement; and
•
reviewing and evaluating on an annual basis the performance of the compensation committee and the compensation committee charter.

We believe that the composition and functioning of our compensation committee complies with all applicable SEC and Nasdaq rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Drs. Healy and Pitts and Mr. Thero, with Dr. Healy serving as chair of the nominating and corporate governance committee. Our board of directors has determined that each of these individuals is “independent” as defined under the applicable listing standards of Nasdaq and SEC rules and regulations. The functions of this committee include, among other things:

•
identifying, reviewing and evaluating candidates to serve on our board of directors;
•
determining the minimum qualifications for service on our board of directors;
•
evaluating director performance on the board and applicable committees of the board and determining whether continued service on our board is appropriate;
•
evaluating, nominating and recommending individuals for membership on our board of directors;
•
evaluating nominations by stockholders of candidates for election to our board of directors;
•
considering and assessing the independence of members of our board of directors;
•
developing a set of corporate governance policies and principles and recommending to our board of directors any changes to such policies and principles;
•
reviewing and making recommendations to the board of directors with respect to management succession planning;
•
considering questions of possible conflicts of interest of directors as such questions arise; and
•
reviewing and evaluating on an annual basis the performance of the nominating and corporate governance committee and the nominating and corporate governance committee charter.

We believe that the composition and functioning of our nominating and corporate governance committee complies with all applicable SEC and Nasdaq rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of such forms, we believe that, following the effective date of the registration statement first registering our securities under Section 12 of the Exchange Act, there were no delinquent filers with the following exception: CinRx Pharma LLC failed to file a Form 3 on the effective date of the registration statement first registering our securities under Section 12 of the Exchange Act and were instead such form was filed on January 10, 2022.

Code of Business Conduct and Ethics

In connection with our initial public offering, or the IPO, our board of directors adopted a Code of Business Conduct and Ethics, or the Code of Ethics, applicable to all of our employees, executive officers and directors. This includes our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The full text of the Code of Ethics is available on our website at www.cincor.com. We intend to post on our website all disclosures that are required by law or the listing standards of the Nasdaq Global Market concerning any amendments to, or waivers from, any provision of the Code of Ethics. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K. We have included our website in this Annual Report on Form 10-K solely as an inactive textual reference.

Non-Employee Director Compensation

Prior to our IPO, we did not have a formal director compensation policy or pay compensation to any of our non-employee directors. While we did not have a formal director compensation policy in 2021, in connection with the appointments of Troy Ignelzi and John Thero to our board of directors in May 2021, we granted each of them a stock option award of 36,324 shares of common stock. In addition, in December 2021, we granted Mr. Ignelzi and Mr. Thero a stock option award of 58,823 shares of common stock and each of our other non-employee directors a stock option award of 29,411 shares of common stock.

On January 6, 2022, we adopted our non-employee director compensation policy. Under our non-employee director compensation policy, each eligible director receives an annual cash retainer in the amount of $40,000 for serving on our board of directors and may receive additional cash retainers for committee service. The Chair of our board of directors receives an additional annual cash retainer in the amount of $25,000 (in addition to the annual cash retainer given to all eligible directors). The chairperson of the Audit Committee of our board of directors is entitled to receive an additional annual cash retainer in the amount of $20,000, the chairperson of the Compensation Committee of our board of directors is entitled to receive an additional annual cash retainer in the amount of $15,000 and the chairperson of the Nominating and Corporate Governance Committee of our board of directors is entitled to receive an additional annual cash retainer in the amount of $10,000. The other members of the Audit Committee are entitled to receive an additional annual cash retainer in the amount of $10,000, the other members of the Compensation Committee are entitled to receive an additional cash retainer in the amount of $7,500 and the other members of the Nominating and Corporate Governance Committee are entitled to receive an additional annual cash retainer in the amount of $5,000. Each eligible director may elect to receive all (but not less than all) of the eligible director’s annual cash compensation under the policy in the form of a nonstatutory stock option, calculated based on the Black-Scholes option valuation methodology equal to the cash retainer amount that would otherwise be due to the eligible director as of the date of grant. The Company reimburses eligible directors for ordinary, necessary and reasonable out-of-pocket travel expenses to cover in-person attendance at and participation in Board and committee meetings.

In addition, each new eligible director who joins our Board of Directors is entitled to receive a nonstatutory stock option to purchase shares of common stock with an aggregate Black-Scholes option value of $375,000 under our 2022 Equity Incentive Plan, with the shares vesting in equal annual installments over a three-year period such that each option is fully vested on the third anniversary of the date of grant, subject to continued service as a director through the vesting dates.

On the date of each Annual Meeting of our stockholders, each eligible director who continues to serve as a director of our Company following the meeting is entitled to receive a nonstatutory stock option to purchase shares of common stock with an aggregate Black-Scholes option value of $250,000 under the 2022 Equity Incentive Plan, or the Annual Grant, with the shares vesting on the earlier of the first anniversary of the date of grant or the next annual stockholders meeting, subject to continued service as a director though the applicable vesting dates. If an eligible director joins our Board of Directors upon or after the date of the last preceding annual stockholders meeting, such eligible director’s Annual Grant will be pro-rated based on days served since joining our Board of Directors. Each option awarded to eligible directors under the non-employee director compensation policy will be subject to accelerated vesting upon a change in control transaction. The exercise price per share of each stock option granted under the non-employee director compensation policy will be equal to the closing price of our common stock on the Nasdaq Stock Market on the date of grant. Each stock option will have a term of ten years from the date of grant, subject to earlier termination in connection with a termination of the eligible director’s continuous service with us (provided that upon a termination of service other than for death, disability or cause, the post-termination exercise period will be three months from the date of termination).

Item 11. Executive Compensation.

Compensation Overview

The following table shows the total compensation awarded to, earned by, or paid to during the year ended December 31, 2021 to (1) our principal executive officer during fiscal year 2021; and (2) our two next most highly compensated executive officers who earned more than $100,000 during fiscal year 2021 and were serving as executive officers as of December 31, 2021. We refer to these individuals in this Annual Report on Form 10-K as our named executive officers.

Our named executive officers for 2021 who appear in the Summary Compensation Table are:

•
Jonathan Isaacsohn, M.D., FACC, who served as our Chief Executive Officer during fiscal year 2020 until 2021;
•
Marc de Garidel, our Chief Executive Officer;
•
Mary Theresa Coelho, M.B.A., our Executive Vice President, Chief Financial Officer and Chief Business Development Officer; and
•
Mason Freeman, M.D., our Chief Medical Officer.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)(13)		Total ($)
Jonathan Isaacsohn, M.D., FACC (2) (3)	2021	207,385	-		1,313,057	-		-		1,520,442
Former Chief Executive Officer, Chief Scientific Officer
and Director

Marc de Garidel (4)	2021	250,000	-		8,807,859	256,507	(5)	20,355	(6)	9,334,721
Chief Executive Officer and Director

Mary Theresa Coelho, M.B.A.	2021	70,385	50,000	(8)	2,697,244	147,637		16,165		2,931,431
Executive Vice President, Chief Financial Officer and
Chief Business Development Officer

Mason Freeman M.D (11)	2021	80,000	-		1,783,119	91,562	(12)	2,000	(13)	1,956,681
Chief Medical Officer

(1)
Salary amounts represent actual amounts paid during 2021. See “—Narrative to the Summary Compensation Table—Annual Base Salary” below.
(2)
Dr. Isaacsohn served as our Chief Executive Officer during fiscal year 2020 until his resignation in July 2021. He was appointed our Chief Scientific Officer in July 2021, and was terminated from that position in November 2021. Dr. Isaacsohn worked on a part-time basis for us (approximately 80%).
(3)
Dr. Isaacsohn was also a member of our board of directors and did not receive any additional compensation in his capacity as a director.
(4)
Mr. de Garidel was appointed our Chief Executive Officer in July 2021. Mr. de Garidel is also a member of our board of directors but does not receive any additional compensation in his capacity as a director.
(5)
Represents (i) Mr. de Garidel’s fiscal 2021 performance-based cash bonus (pro-rated for the portion of fiscal 2021 in which Mr. de Garidel was employed by us) in the amount of $131,507, and (ii) a fiscal 2021 discretionary bonus for Mr. de Garidel’s extraordinary performance, including, in connection with the Company’s initial public offering in the amount of $125,000.
(6)
Represents (i) company matching contributions to a 401(k) savings plan in the amount of $5,000; and (ii) payment for a visa application for Mr. de Garidel and reimbursement for legal fees incurred in connection with his visa application in the aggregate amount of $25,355.

(7)
Ms. Coelho was appointed as our Executive Vice President, Chief Financial Officer and Chief Business Development Officer in November 2021.
(8)
Represents the payment to Ms. Coelho of a $50,000 signing bonus pursuant to terms of her offer letter with us. See “— Employment Arrangements with Our Named Executive Officers—Mary Theresa Coelho.”
(9)
Represents (i) Ms. Coelho’s fiscal 2021 performance-based cash bonus (pro-rated for the portion of fiscal 2021 in which Ms. Coelho was employed by us) in the amount of $35,137, and (ii) a fiscal 2021 discretionary bonus for Ms. Coelho’s extraordinary performance, including, in connection with the Company’s initial public offering in the amount of $112,500.
(10)
Represents (i) company matching contributions to a 401(k) savings plan in the amount of $4,816; and (ii) reimbursement for legal fees incurred in connection with the review of her employment agreement in the aggregate amount of $11,350.
(11)
Dr. Freeman was appointed as our Executive Vice President, Clinical Development in August 2021.
(12)
Represents (i) Dr. Freeman’s fiscal 2021 performance-based cash bonus (pro-rated for the portion of fiscal 2021 in which Dr. Freeman was employed by us) in the amount of $31,562, and (ii) a fiscal 2021 discretionary bonus for Dr. Freeman’s extraordinary performance in connection with the Company’s initial public offering in the amount of $60,000.
(13)
Represents company matching contributions to a 401(k) savings plan.

Narrative to the Summary Compensation Table

Review of Executive Compensation

Our board of directors reviews compensation annually for all employees, including our named executive officers. In setting executive base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders and a long-term commitment to our company.

In connection with the IPO, we established a compensation committee. The compensation committee reviews and recommends to the board for approval the compensation and other terms of employment of our chief executive officer, and evaluates the chief executive officer’s performance in light of relevant corporate goals and objectives. Our chief executive officer will discuss his recommendations for all other executives (other than himself) with the compensation committee and the board. Based on those discussions and its discretion, the compensation committee will recommend the compensation of each executive officer to the board, and the board of directors will then approve. We generally do not provide perquisites or personal benefits except in limited circumstances, and we did not provide any perquisites or personal benefits to our named executive officers in 2021.

Annual Base Salary

The annual base salaries of our named executive officers are generally determined, approved and reviewed periodically by our compensation committee in order to compensate our named executive officers for the satisfactory performance of duties to our company. Annual base salaries are intended to provide a fixed component of compensation to our named executive officers, reflecting their skill sets, experience, roles and responsibilities. Base salaries for our named executive officers have generally been set at levels deemed necessary to attract and retain individuals with superior talent.

The following table sets forth the annual base salaries for our chief executive officer and each of our named executive officers for 2021 and 2020.

Name	2021 Base Salary ($)	2020 Base Salary ($)
Marc de Garidel (1)	500,000	N/A
Jonathan Isaacsohn, M.D., FACC (2)	480,000	350,972
Mary Theresa Coelho, M.B.A. (3)	450,000	N/A
Mason Freeman, M.D. (4)	200,000	N/A

(1)
Mr. de Garidel was appointed as our Chief Executive Officer in July 2021.
(2)
Dr. Isaacsohn was appointed as our Chief Scientific Officer in July 2021 and previously served as our Chief Executive Officer. His salary did not change in connection with his position change. Dr. Isaacsohn worked on a part-time basis for us (approximately 80%) and received an annualized salary of $480,000. He was terminated from his position as our Chief Scientific Officer in November 2021.
(3)
Ms. Coelho was appointed as our Executive Vice President, Chief Financial Officer and Chief Business Development Officer in November 2021.
(4)
Mr. Freeman was appointed as our Executive Vice President, Clinical Development in August 2021.

Non-Equity Incentive Plan Compensation

We seek to motivate and reward our executives for achievements relative to our corporate goals and expectations for each fiscal year. In accordance with the terms of their respective employment agreements, our named executive officers are eligible to receive discretionary annual bonuses of up to a percentage of each executive’s gross base salary based on individual performance, company performance or as otherwise determined appropriate, as determined by the compensation committee of our board of directors. During fiscal year 2020, we did not have a formal bonus incentive program and our executive officers did not receive any bonus payments from us or CinRX.

The board of directors previously approved specified company and individual performance metrics for annual bonuses for our executives for fiscal 2021. Mr. de Garidel, Ms. Coelho and Dr. Freeman were each eligible to receive a pro-rated bonus award for the portion of 2021 during which he or she was employed by us. Dr. Isaacsohn was not eligible for performance-based cash bonus award as he was not employed for the full year ended December 31, 2021.

The following table sets forth the 2021 bonus target percentage for our chief executive officer and each of our named executive officers for 2021.

Name	2021 Bonus Target (%)
Marc de Garidel	40%
Jonathan Isaacsohn, M.D., FACC	N/A (1)
Mary Theresa Coelho, M.B.A.	50%
Mason Freeman, M.D.	40%

(1)
Dr. Isaacsohn resigned from his position as our Chief Executive Officer and was appointed as our Chief Scientific
Officer in July 2021. He was terminated from his position as our Chief Scientific Officer in November 2021.

Equity-Based Incentive Awards

Our equity-based incentive awards granted to our named executive officers are designed to align our interests and those of our stockholders with those of our employees and consultants, including our executive officers. As of the date of this Annual Report on Form 10-K, stock option awards were the only form of equity awards we have granted to any of our executive officers.

We have historically used stock options as an incentive for long-term compensation to our executive officers because the stock options allow our executive officers to profit from this form of equity compensation only if our stock price increases relative to the stock option’s exercise price, which exercise price is set at the fair market value of our common stock on the date of grant. Vesting of equity awards is generally tied to each officer’s continuous service with us and serves as an additional retention measure. We may grant equity awards at such times as our board of directors or compensation committee determines appropriate. Our executives generally are awarded an initial grant in the form of a stock option award in connection with their commencement of employment with us. Additional grants may occur periodically in order to specifically incentivize executives with respect to achieving certain corporate goals or to reward executives for exceptional performance.

Prior to our IPO, we have granted all stock options pursuant to our 2019 Stock Option Plan, or the 2019 Plan. Following our IPO, we grant equity incentive awards under the terms of the 2022 Equity Incentive Plan, or the 2022 Plan.

All options are granted with an exercise price per share that is no less than the fair market value of our common stock on the date of grant of such award. Our stock option awards generally vest over a four-year period and may be subject to acceleration of vesting and exercisability under certain termination and change in control events. See “— Outstanding Equity Awards at Fiscal Year-End.”

Perquisites and Other Personal Benefits

We do not view perquisites or other personal benefits as a significant component of our executive compensation program. Accordingly, we do not provide significant perquisites or other personal benefits to our named executive officers except as generally made available to all our employees, or in situations where we believe it is appropriate to assist an individual in the performance of his or her duties, to make our executive officers more efficient and effective, and for recruitment and retention purposes. During fiscal year 2021, none of our named executive officers received perquisites or other personal benefits except as generally made available to all our employees.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the number of shares of common stock underlying outstanding equity incentive awards for each named executive officer as of December 31, 2021. All awards were granted pursuant to the 2019 Plan.

Name and Principal Position	Grant Date	Vesting Commencement Date	Number of Securities Underlying Option Award (#)		Option Exercise Price ($)(1)	Option Expiration Date
Marc de Garidel	6/18/2021	5/5/2021	726,482	(2)	5.82	6/18/2031
Chief Executive Officer and Director	11/4/2021	11/4/2021	601,901	(2)	7.62	11/4/2031

Jonathan Isaacsohn, M.D., FACC (3)	N/A	N/A	N/A		N/A	N/A
Former Chief Executive Officer, Chief Scientific Officer
and Director

Mary Theresa Coelho, M.B.A.	11/4/2021	11/4/2021	22,058	(4)	7.62	11/4/2031
Executive Vice President, Chief Financial Officer and	11/4/2021	11/4/2021	332,096	(2)	7.62	11/4/2031
Chief Business Development Officer

Mason Freeman, M.D.	9/25/2019	7/10/2019	30,178	(5)	0.92	9/25/2029
Chief Medical Officer	8/13/2021	8/9/2021	145,296	(2)	5.82	8/13/2031
	11/4/2021	11/4/2021	120,380	(2)	7.62	11/4/2031
(1)
All of the option awards listed in the table were granted with an exercise price per share that is no less than the fair market value of our common stock on the date of grant of such award, as determined in good faith by our board of directors, using a third party valuation specialist.
(2)
25% of the shares vest on the one-year anniversary of the vesting commencement date, with the remainder of the shares vesting in 36 equal monthly installments thereafter, subject to the recipient’s continuous service through each applicable vesting date.
(3)
Dr. Isaacsohn’s unvested options expired in connection with his termination in November 2021.
(4)
100% of the shares vest on March 1, 2022.
(5)
The shares subject to the option vest in 36 monthly installments measured from the vesting commencement date, subject to the recipient’s continuous service through each applicable vesting date.

We may, on an annual basis or otherwise, grant additional equity awards to our executive officers pursuant to our 2022 Plan.

Health and Welfare Benefits

All of our current named executive officers are eligible to participate in our employee benefit plans, including our medical, dental, vision, disability, and life insurance plans, in each case on the same basis as all of our other salaried employees.

401(k) Plan

Our named executive officers are eligible to participate in our 401(k) plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees may defer a portion of their salary. Deferrals are subject to the limitations of the Internal Revenue Code of 1986, or the Code, with an annual match of up to 4% of the amount deferred, subject to the limitations of the Code.

Perquisites and Other Personal Benefits

We do not view perquisites or other personal benefits as a significant component of our executive compensation program. We only provide limited perquisites or personal benefits to our named executive officers which are benefits available generally to salaried employees.

Employment Arrangements with Our Named Executive Officers

We have entered into employment agreements with each of Mr. de Garidel, Ms. Coelho and Dr. Freeman. The agreements set forth the terms and conditions of each executive’s employment with us, including base salary, bonus opportunity, eligibility for employee benefits and severance benefits upon a qualifying termination of employment, and certain non-solicitation and non-competition obligations.

Marc de Garidel. We entered into an amended and restated employment agreement dated December 29, 2021, setting forth the terms of Mr. de Garidel’s employment as Chief Executive Officer. The amended and restated employment agreement superseded the prior employment agreement with Mr. de Garidel that was effective May 5, 2021. Pursuant to the amended and restated employment agreement, Mr. de Garidel is entitled to an annual base salary of $500,000. Mr. de Garidel’s amended and restated employment agreement also provides for an annual target bonus of up to 50% of his base salary, to be applied beginning for calendar year 2022. Receipt of an annual bonus is subject to achievement of individual and company-wide annual performance goals, as set by our board of directors following reasonable consultation with Mr. de Garidel.

Under Mr. de Garidel’s amended and restated employment agreement, if he resigns for “good reason” or we terminate Mr. de Garidel’s employment without “cause” (each as defined in the amended and restated employment agreement, and excluding a termination on account of Mr. de Garidel’s death or disability), and if such termination or resignation is not in connection with a “change in control” (as defined in the Company’s 2019 Stock Option Plan, or any successor equity incentive plan), then Mr. de Garidel will be eligible to receive (i) continued payment of his base salary for 12 months following the termination (less applicable tax withholdings), (ii) COBRA premium coverage for up to 12 months, (iii) a bonus for the year prior to the year of termination, if not yet paid at the time of termination, to the extent otherwise earned but for his termination, paid in a lump sum, (iv) a prorated bonus for the year of termination, paid in a lump sum, and (v) 12 months’ of accelerated vesting of Mr. de Garidel’s unvested time-based equity awards. As a condition to receiving the foregoing severance benefits, Mr. de Garidel must sign and not revoke a general release contained in a separation agreement in the reasonable form presented by the Company, return all company property and confidential information in his possession, comply with his post-termination obligations, and resign from any positions held with the Company.

Under Mr. de Garidel’s amended and restated employment agreement, if he resigns for “good reason” or we terminate Mr. de Garidel’s employment without “cause” (each as defined in the amended and restated employment agreement , and excluding a termination on account of Mr. de Garidel’s death or disability), and if such termination or resignation occurs during the “change in control measurement period” (as defined in the amended and restated employment agreement), then Mr. de Garidel will be eligible to receive (i) continued payment of his base salary for 18 months following the termination (less applicable tax withholdings), (ii) COBRA premium coverage for up to 18 months, (iii) a bonus for the year prior to the year of termination, if not yet paid at the time of termination, to the extent otherwise earned but for his termination, paid in a lump sum, (iv) a prorated bonus for the year of termination, paid in a lump sum, and (v) full acceleration of the vesting of Mr. de Garidel’s unvested equity awards. As a condition to receiving the foregoing severance benefits, Mr. de Garidel must sign and not revoke a general release contained in a separation agreement in the reasonable form presented by the Company, return all company property and confidential information in his possession, comply with his post-termination obligations, and resign from any positions held with the Company.

Under Mr. de Garidel’s amended and restated employment agreement, if payments and benefits payable to Mr. de Garidel in connection with a change in control are subject to Section 4999 of the Internal Revenue Code of 1986, as amended, then such payments and benefits will be reduced to an amount determined by us in good faith to be the maximum amount that may be provided to Mr. de Garidel so that the Section 4999 excise tax does not apply or Mr. de Garidel receives the greater economic benefit notwithstanding that some or all of the payment or benefit may be subject to excise tax.

Mary Theresa Coelho, M.B.A. We entered into an amended and restated employment agreement dated December 30, 2021, setting forth the terms of Ms. Coelho’s employment as Executive Vice President, Chief Financial Officer and Chief Business Development Officer. The amended and restated employment agreement superseded the prior employment terms with Ms. Coelho dated October 10, 2021. Pursuant to the amended and restated employment agreement, Ms. Coelho is entitled to an annual base salary of $450,000. Ms. Coelho’s amended and restated employment agreement also provides for an annual target bonus of up to 50% of her base salary. Receipt of an annual bonus is subject to achievement of individual and company-wide annual performance goals, as set by our board of directors following reasonable consultation with Ms. Coelho. The amended and restated employment agreement provides for reimbursement of certain expenses up to $9,000 per month.

Under Ms. Coelho’s amended and restated employment agreement, if she resigns for “good reason” or we terminate Ms. Coelho’s employment without “cause” (each as defined in the amended and restated employment agreement, and excluding a termination on account of Ms. Coelho’s death or disability), and if such termination or resignation is not in connection with a “change in control” (as defined in the Company’s 2019 Stock Option Plan, or any successor equity incentive plan), then Ms. Coelho will be eligible to receive (i) continued payment of her base salary for 12 months following the termination (less applicable tax withholdings), (ii) COBRA premium coverage for up to 12 months, (iii) a bonus for the year prior to the year of termination, if not yet paid at the time of termination, to the extent otherwise earned but for her termination, paid in a lump sum, (iv) a prorated bonus for the year of termination, paid in a lump sum, and (v) if such termination or resignation occurs before March 1, 2022, full acceleration of the vesting of Ms. Coelho’s option to purchase 75,000 shares of the Company’s common stock. As a condition to receiving the foregoing severance benefits, Ms. Coelho must sign and not revoke a general release contained in a separation agreement in the reasonable form presented by the Company, return all company property and confidential information in her possession, comply with her post-termination obligations, and resign from any positions held with the Company.

Under Ms. Coelho’s amended and restated employment agreement, if she resigns for “good reason” or we terminate Ms. Coelho’s employment without “cause” (each as defined in the amended and restated employment agreement, and excluding a termination on account of Ms. Coelho’s death or disability), and if such termination or resignation occurs during the Change in Control Measurement Period (as defined in the amended and restated employment agreement), then she will be entitled to the foregoing severance obligations and, in addition, she will be entitled to full acceleration of the vesting of her unvested equity awards. As a condition to receiving the foregoing severance benefits, Ms. Coelho must sign and not revoke a general release contained in a separation agreement in the reasonable form presented by the Company, return all company property and confidential information in her possession, comply with her post-termination obligations, and resign from any positions held with the Company.

Under Ms. Coelho’s amended and restated employment agreement, if payments and benefits payable to Ms. Coelho in connection with a change in control are subject to Section 4999 of the Internal Revenue Code of 1986, as amended, then such payments and benefits will be reduced to an amount determined by us in good faith to be the maximum amount that may be provided to Ms. Coelho so that the Section 4999 excise tax does not apply or Ms. Coelho receives the greater economic benefit notwithstanding that some or all of the payment or benefit may be subject to excise tax.

Mason Freeman, M.D. We entered into an amended and restated employment agreement dated December 29, 2021, setting forth the terms of Dr. Freeman’s employment as Executive Vice President, Clinical Development. The amended and restated employment agreement superseded the prior employment terms with Dr. Freeman dated August 6, 2021. Pursuant to the amended and restated employment agreement, Dr. Freeman is entitled to an annual base salary of $350,000 . Dr. Freeman’s amended and restated employment agreement also provides for an annual target bonus of up to 40% of his base salary. Receipt of an annual bonus is subject to achievement of individual and company-wide annual performance goals, as set by our board of directors following reasonable consultation with Dr. Freeman. In March 2022, Dr Freeman was named as Chief Medical Officer.

Under Dr. Freeman’s amended and restated employment agreement, if he resigns for “good reason” or we terminate Dr. Freeman’s employment without “cause” (each as defined in the amended and restated employment agreement, and excluding a termination on account of Dr. Freeman’s death or disability), and if such termination or resignation is not in connection with a “change in control” (as defined in the Company’s 2019 Stock Option Plan, or any successor equity incentive plan), then Dr. Freeman will be eligible to receive (i) continued payment of his base salary for 6 months following the termination (less applicable tax withholdings), (ii) COBRA premium coverage for up to 6 months, and (iii) a bonus for the year prior to the year of termination, if not yet paid at the time of termination, to the extent otherwise earned but for his termination, paid in a lump sum. As a condition to receiving the foregoing severance benefits, Dr. Freeman must sign and not revoke a general release contained in a separation agreement in the reasonable form presented by the Company, return all company property and confidential information in his possession, comply with his post-termination obligations, and resign from any positions held with the Company.

Under Dr. Freeman’s amended and restated employment agreement, if he resigns for “good reason” or we terminate Dr. Freeman’s employment without “cause” (each as defined in the amended and restated employment agreement, and excluding a termination on account of Dr. Freeman’s death or disability), and if such termination or resignation occurs during the “change in control measurement period” (as defined in the amended and restated employment agreement), then Dr. Freeman will be eligible to receive (i) continued payment of his base salary for 12 months following the termination (less applicable tax withholdings), (ii) COBRA premium coverage for up to 12 months, (iii) a bonus for the year prior to the year of termination, if not yet paid at the time of termination, to the extent otherwise earned but for his termination, paid in a lump sum, (iv) a prorated bonus for the year of termination, paid in a lump sum, and (v) full acceleration of the vesting of Dr. Freeman’s unvested equity awards. As a condition to receiving the foregoing severance benefits, Dr. Freeman must sign and not revoke a general release contained in a separation agreement in the reasonable form presented by the Company, return all company property and confidential information in his possession, comply with his post-termination obligations, and resign from any positions held with the Company.

Under Dr. Freeman’s amended and restated employment agreement, if payments and benefits payable to Dr. Freeman in connection with a change in control are subject to Section 4999 of the Internal Revenue Code of 1986, as amended, then such payments and benefits will be reduced to an amount determined by us in good faith to be the maximum amount that may be provided to Dr. Freeman so that the Section 4999 excise tax does not apply or Dr. Freeman receives the greater economic benefit notwithstanding that some or all of the payment or benefit may be subject to excise tax.

Potential Payments and Benefits upon Termination or Change in Control

Regardless of the manner in which the executive’s service with us terminates, each of Mr. de Garidel, Ms. Coelho and Dr. Freeman is entitled to receive amounts earned during his or her term of service, including unpaid salary and any vested entitlements under any employee benefit plan. Pursuant to the amended and restated employment agreements we entered into with each of Mr. de Garidel, Ms. Coelho and Dr. Freeman, each executive is eligible to receive the payments and benefits upon a qualifying termination of employment or a change in control described above under “—Employment Arrangements with Our Current Named Executive Officers.”

Employment Arrangements with Jonathan Isaacsohn

Prior Compensatory Arrangements with Jonathan Isaacsohn

Prior to March 2021, we received and paid for services from the individuals who were then serving as our executive officers, including Dr. Isaacsohn, pursuant to the terms of a certain amended and restated management services agreement, or the Management Services Agreement, with CinRx. In May 2021, we entered into formal employment arrangements with certain then serving executives, including Dr. Isaacsohn, effective March 2021 which continued in effect until Dr. Isaacsohn was terminated in November 2021.

Amended and Restated Management Services Agreement with CinRx Pharma, LLC

In April 2020, we entered into the Management Services Agreement with CinRx, pursuant to which CinRx provides us with certain professional services. In exchange for services provided to us under the Management Services Agreement, we paid CinRx monthly fees for management services calculated based on costs incurred by CinRx in the provision of services to us, plus a reasonable mark-up. Accordingly, in terms of officer compensation, under the Management Services Agreement, we paid a portion of the executive’s salary as reflected in the respective footnote to the Summary Compensation Table and a portion of the executive’s salary was paid by CinRx. We provided notice to terminate the Management Services Agreement on November 4, 2021. Pursuant to the terms of the Master Services Agreement, the termination became effective February 2, 2022. See the section titled “Item 13. Certain Relationships and Related Transactions, and Director Independence— CinRx Pharma, LLC” elsewhere in this Annual Report on Form 10-K for more information.

Director Compensation

The following table sets forth information for the year ended December 31, 2021, regarding the compensation awarded to, earned by or paid to our non-employee directors as of December 31, 2021. Directors who are also our employees receive no additional compensation for their service as a director.

Name	Fees Earned or Paid in Cash($)	Option Awards ($)(1)	Total ($)
David Allison, Ph.D.	-	194,589	194,589
Maina Bhaman, M.B.A.	-	-	-
James I. Healy, M.D., Ph.D.	-	194,589	194,589
Troy Ignelzi	-	600,373	600,373
June Lee, M.D.	-	-	-
Jason Pitts, Ph.D.	-	-	-
John F. Thero	-	600,373	600,373

(1) The amounts shown represent the grant date fair values of option awards granted in 2021 as computed in accordance with ASC Topic 718, Compensation – Stock Compensation. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of the assumptions used in the calculation of these.

Prior to our IPO, we did not have a formal director compensation policy or pay compensation to any of our non-employee directors. In connection with our IPO, we established our non-employee director compensation policy. For more information regarding our non-employee director compensation, see the sections titled “Item 10. Directors, Executive Officers and Corporate Governance—Non-Employee Director Compensation” and “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following is a description of transactions since January 1, 2021 to which we have been a participant in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of our voting securities, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements that are described under “Item 10. Directors, Executive Officers and Corporate Governance—Non-Employee Director Compensation” and “Executive Compensation.”

Private Placements of Our Securities

Series B Preferred Stock Financing

In September 2021 and October 2021, we entered into a preferred stock purchase agreement, or the Series B Purchase Agreement, with certain investors, including beneficial owners of greater than 5% of our capital stock, members of our board of directors and affiliates of members of our board of directors, pursuant to which we issued and sold to such investors an aggregate of 35,716,249 shares of our Series B preferred stock at a purchase price of $4.00 per share for aggregate gross proceeds of $142.9 million.

The table below sets forth the aggregate number of shares of Series B preferred stock issued to our related parties in this financing:

Name	Series B Preferred Stock (#)	Aggregate Purchase Price
General Atlantic (CIN), L.P. (1)	8,250,000	$33,000,000
Sofinnova Venture Partners X, L.P. (2)	4,275,000	$17,100,000
Sofinnova Capital IX (3)	3,150,000	$12,600,000
Entities affiliated with 5AM Ventures VI, L.P. (4)	3,150,000	$12,600,000
CinRx Pharma, LLC (5)	2,013,749	$8,054,996

(1)
Jason Pitts, who became a member of our board of directors at the time of the Series B preferred stock financing, is affiliated with General Atlantic (CIN), L.P., which became a holder of more than 5% of our capital stock in connection with the Series B preferred stock financing.
(2)
James Healy, a member of our board of directors at the time of the Series B preferred stock financing, is affiliated with Sofinnova Venture Partners X, L.P., a holder of more than 5% of our capital stock at the time of the Series B preferred stock financing.
(3)
Maina Bhaman, a member of our board of directors at the time of the Series B preferred stock financing, is affiliated with Sofinnova Capital IX, a holder of more than 5% of our capital stock at the time of the Series B preferred stock financing.
(4)
David Allison, a member of our board of directors at the time of the Series B preferred stock financing, is affiliated with 5AM Ventures VI, L.P., a holder of more than 5% of our capital stock at the time of the Series B preferred stock financing.
(5)
Jonathan Isaacsohn, M.D., a member of our board of directors and Chief Scientific Officer at the time of the Series B preferred stock financing, and August J. Troendle, M.D., M.B.A., a member of our board of directors at the time of Series B preferred stock financing, are affiliated with CinRx Pharma, LLC, a holder of more than 5% of our capital stock at the time of the Series B preferred stock financing.

In connection with our Series B preferred stock financing, we agreed to indemnify new purchasers of our capital stock, along with Dr. Pitts, from any losses, liabilities, claims, damages, or expenses (including attorneys’ fees) incurred in connection with investigating, defending, or participating in any legal action or proceeding by reason of their payment under the Series B Purchase Agreement or other related events. Additionally, we also agreed to indemnify Dr. Pitts and General Atlantic (CIN), L.P. against any claims arising from Dr. Pitts’ status as a member of our board of directors, agent or fiduciary.

PRINCIPAL STOCKHOLDERS

The following table sets forth information regarding beneficial ownership of our capital stock by:

•
each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
•
each of our directors;
•
each of our named executive officers; and

•
all of our current executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Under these rules, beneficial ownership includes any shares of common stock as to which the individual or entity has sole or shared voting power or investment power. Applicable percentage ownership is based on 37,709,912 shares of common stock outstanding as of March 15, 2022. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options held by such person that are currently exercisable or will become exercisable within 60 days of March 15, 2022 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless noted otherwise, the address of all listed stockholders is c/o CinCor Pharma, Inc., 200 Clarendon

Street, 6th Floor, Boston, Massachusetts 02116.

Except as indicated by the footnotes below, we believe, based on information furnished to us, that each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders
Sofinnova Venture Partners X, L.P. (1)	5,573,949	14.8%
Sofinnova Capital IX (2)	4,087,646	10.8%
Entities affiliated with 5AM Ventures VI, L.P. (3)	4,337,646	11.5%
CinRx Pharma, LLC (4)	3,630,103	9.6%
General Atlantic (CIN), L.P. (5)	4,126,470	10.9%
Named Executive Officers and Directors
Marc de Garidel (6)	181,620	*
Mary Theresa Coelho, M.B.A. (6)	22,059	*
Mason Freeman, M.D. (6)	28,501	*
Catherine Pearce, M.B.A., D.HSc. (7)	166,874	*
David Allison, Ph.D. (8)	29,411	*
James I. Healy, M.D., Ph.D. (9)	5,603,360	14.8%
Maina Bhaman, M.B.A.	—	—
Troy Ignelzi (10)	70,931	*
June Lee, M.D.	—	—
John Thero (10)	70,931	*
Jason Pitts, Ph.D.	—	—
All current executive officers and directors as a group (10 persons)	6,173,687	16.2%

* Represents beneficial ownership of less than one percent.

(1)
Consists of 5,573,949 shares of common stock. James Healy, a member of our board of directors, and Maha Katabi are the managing members of Sofinnova Management X, L.L.C., or SM X, the general partner of Sofinnova Venture Partners X, L.P., or SVP X, and may be deemed to have shared voting and investment control over the shares held by SVP X. Each of such individuals disclaims beneficial ownership of such shares except to the extent of their pecuniary interest therein. The address of Sofinnova Venture Partners X, L.P. is c/o Sofinnova Investments, Inc., 3000 Sand Hill Road, Building 4-Suite 250, Menlo Park, California 94025.
(2)
Consists of 4,087,646 shares of common stock. Sofinnova Partners SAS, or Sofinnova Partners, is the management company of Sofinnova Capital IX, or SC IX. Each of Antoine Papiernik, Denis Lucquin, Monique Saulnier, Graziano Seghezzi and Henrijette Richter is a managing partner of Sofinnova Partners and may be deemed to have shared voting and investment control over the shares held by SC IX. Each of such individuals disclaims beneficial ownership of such shares except to the extent of their pecuniary interest therein. The address of Sofinnova Capital IX is 7 Boulevard Haussmann 75009 Paris, France.
(3)
Consists of 3,841,323 shares of common stock held by 5AM Ventures VI, L.P., or 5AM Ventures VI, and 496,323 of common stock common stock held by 5AM Opportunities I, L.P., or 5AM Opportunities I. David Allison, a member of our board of directors, is also a partner at 5AM Venture Management, LLC and has no voting or dispositive power over the shares held by 5AM Ventures VI or 5AM Opportunities I. Andrew Schwab and Dr. Kush Parmar are the managing members of 5AM Partners VI, LLC, or 5AM Partners, the general partner of 5AM Ventures VI and may be deemed to have shared voting and investment control over the shares held by 5AM Ventures VI. Andrew Schwab and Dr. Kush Parmar are the managing members of 5AM Opportunities I (GP), LLC, or 5AM

Opportunities, the general partner of 5AM Opportunities I and may be deemed to have shared voting and investment control over the shares held by 5AM Opportunities I. The address for all entities and individuals referenced in this footnote is 501 2nd Street, Suite 350, San Francisco, California 94107.
(4)
Consists of 3,630,103 shares of common stock, which are subject to a voting agreement and proxy in favor of us, for further information on our relationship with CinRx Pharma, LLC, or CinRx, please see the section titled “Item 13. Certain Relationships and Related Transactions, and Director Independence–CinRx” elsewhere in this Annual Report on Form 10-K. Each of Jon Isaacsohn, M.D., FACC, August Troendle, M.D., M.B.A., Jesse Geiger and Steve Ewald is a member of the Board of Managers of CinRx and may be deemed to have shared voting and investment control over the shares held by CinRx. Each of such individuals disclaims beneficial ownership of such shares except to the extent of their pecuniary interest therein. The address of CinRx Pharma, LLC is 5375 Medpace Way Cincinnati, OH 45227.
(5)
Consists of 4,126,470 shares of common stock. General Atlantic (SPV) GP, LLC, or GA LLC, is the general partner of General Atlantic (CIN), L.P., or GA CIN. GA CIN is ultimately controlled by the management committee of GASC MGP, LLC, or the GA Management Committee, of which is comprised of 9 members. Each of the members of the GA Management Committee disclaims ownership of all such shares except to the extent he or she has a pecuniary interest therein. Jason Pitts, a member of our board of directors, is also a vice president of General Atlantic and disclaims ownership of all such shares except to the extent he has a pecuniary interest therein. The address of General Atlantic (CIN), L.P. is c/o General Atlantic Service Company, L.P., 55 East 52nd Street, 33rd Floor, New York, New York 10055.
(6)
Consists of shares of common stock issuable upon the exercise of options within 60 days of March 22, 2022.
(7)
Consists of 130,161 shares of common stock and 437,209 shares of common stock issuable upon the exercise of options within 60 days of March 22, 2022
(8)
Consists of 29,411 shares of common stock issuable upon the exercise of options that are early exercisable, but subject to repurchase right until vested, within 60 days of March 22, 2022.
(9)
Consists of (a) 5,573,949 shares of common stock held by SVP X. James Healy, a member of our board of directors, is a managing member of SM X, the general partner of SVP X, and may be deemed to have shared voting and investment control over the shares held by SVP X and (b) 29,411 shares of common stock issuable upon the exercise of options that are early exercisable, but subject to repurchase right until vested, within 60 days of March 22, 2022.
(10)
Consists of (a) 58,823 shares of common stock issuable upon the exercise of options that are early exercisable, but subject to repurchase right until vested, within 60 days of March 22, 2022, and (b) 12,108 shares of common stock issuable upon the exercise of options within 60 days of March 22, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CinRx Pharma, LLC

We were incorporated in March 2018 as a subsidiary of CinRx Pharma, LLC, or CinRx, and spun out as an independent company in May 2019 after the closing of our Series A preferred stock financing and the execution of our in-licensing transaction with Roche.

During December 31, 2019, 2020, 2021, we recorded business management fees totaling $0.8 million, $1.6 million and $1.3 million, respectively, of which $173,000, $99,000 and $443,432 are included in general and administrative expenses on our statements of operations and comprehensive loss for the years ended December 31, 2019, 2020 and 2021, respectively. Prior to May 2019, we did not incur any business management fees pursuant to the Management Services Agreement.

Amended and Restated Management Services Agreement with CinRx Pharma, LLC

On April 16, 2020, we entered into an amended and restated management services agreement, or the Management Services Agreement, with CinRx, pursuant to which CinRx provides us with certain professional, management and consulting services. Services were performed on a task order basis, whereby the specific services and fees to be provided for each project under the Management Services Agreement were separately specified in a written task order on terms mutually acceptable to the parties. The Management Services Agreement had an initial two-year term, which automatically renewed for additional one-year terms unless ether party provided written notice of termination. We provided notice to terminate the Management Services Agreement on November 4, 2021. Under the terms of the Master Services Agreement, the termination shall become effective no later than February 2, 2022. For further information on our termination of the Management Services Agreement, please see “Risk Factors—Risks Related to Our Dependence on Third Parties—We terminated our Management Services Agreement with CinRx, a related party we have relied on to provide us with services since our inception, and we may not be able to effectively replace those services.” elsewhere in this Annual Report on Form 10-K.

Settlement Agreement with CinRx Pharma, LLC

We entered into a settlement agreement and release, or the Settlement Agreement, on December 22, 2021, by and between us, CinRx, Dr. Troendle, Dr. Isaacsohn, other employees of CinRx, two of our employees (including Ms. Pearce), and certain investors in our Series A preferred stock financing relating to, among other things, the release of claims asserted in proceedings brought by CinRx in Ohio state court against certain of our employees (including Ms. Pearce) and against us and certain of our Series A preferred stock investors in Superior Court of the State of Delaware. Under the terms of the Settlement Agreement, we agreed to, among other things, issue 764,705 shares of our common stock to CinRx. We also agreed to reimburse CinRx’s legal fees relating to the dispute for up to an aggregate total of $500,000. CinRx, under the terms of the Settlement Agreement, agreed to dismiss with prejudice all litigation against us, two of our employees (including Ms. Pearce) and certain investors in our Series A preferred stock financing, and entered into a voting agreement and proxy regarding the voting of shares of our capital stock held by CinRx, including any vote concerning matters related to our IPO, any merger, sale or change of control, adoption of equity incentive or similar plans, debt financings and certain equity financings, that terminates upon the earlier to occur of 15 months after the date of the Settlement Agreement and expiration of the lockup agreement related to our IPO. In connection with the dispute and Settlement Agreement, we also paid an aggregate of $347,376 in legal fees on behalf of our employees (including Ms. Pearce).

Voting Agreement and Proxy with CinRx Pharma, LLC

In connection with the Settlement Agreement, we have entered into a voting agreement and proxy with CinRx, or the Voting Agreement and Proxy, on December 22, 2021. Pursuant to Voting Agreement and Proxy, CinRx has agreed to vote all shares of our capital stock beneficially owned by CinRx as our board of directors shall determine and to appoint our officers as their proxies, including on any matters related to our IPO, any merger, sale or change of control, adoption of equity incentive or similar plans, debt financings and certain equity financings. The Voting Agreement and Proxy may be terminated by mutual consent of us and CinRx, and otherwise terminates upon the earlier to occur of 15 months after the date of the Settlement Agreement and expiration of the lockup agreement related to our IPO.

Medpace Holdings, Inc.

August J. Troendle, M.D., M.B.A., a former member of our board of directors, is the chief executive officer and chairman of the board of directors of Medpace Holdings, Inc., or Medpace, and Jonathan Isaacsohn, M.D., FACC, our former Chief Executive Officer, former Chief Scientific Officer and former member of our board of directors, is an officer of Medpace.

Master Services Agreement with Medpace

On January 1, 2018, we entered into a Master Services Agreement with Medpace, or the Medpace Agreement, pursuant to which Medpace provides us with certain clinical trial related services. Services are performed on a task order basis, whereby the specific services and fees to be provided for each project under the Medpace Agreement are separately specified in a written task order on terms mutually acceptable to the parties. We may terminate any task order without cause immediately upon giving Medpace notice of such termination. As of December 31, 2019, 2020 and 2021, $0.5 million, $12.8 million and $14.2 million, respectively, of these fees are included in research and development expenses on our statements of operations and comprehensive loss.

Transactions with Roche

License Agreement

In May 2019, following the closing of the initial tranche of our Series A preferred stock financing, we entered into a license agreement, or the Roche Agreement, with F. Hoffmann-La Roche Ltd and Hoffmann La-Roche Inc., whom we collectively refer to in this Annual Report on Form 10-K as Roche, pursuant to which we obtained an exclusive, worldwide, royalty-bearing license under certain patents and specified know-how owned or controlled by Roche and Roche’s interest in joint patents and covering certain specified small molecule aldosterone synthase inhibitors to research, develop, register, use, make, import, export, market, distribute, sell (as well as the right to have each of the foregoing done) and otherwise exploit products containing such aldosterone synthase inhibitors, as more fully described in the section of this Annual Report on Form 10-K titled “Business—License Agreement with Roche.”

Warrants

In connection with the Roche Agreement, we also agreed to issue to an affiliate of Roche warrants to acquire shares of our common stock, which we refer to collectively as the Roche Warrants. The first Roche Warrant, which was issued in connection with our Series A preferred stock financing, was exercisable for 411,765 shares of our common stock. The second Roche Warrant, issued in connection with our Series A preferred stock financing, was exercisable for 329,552 shares of our common stock. The third Roche Warrant, issued in connection with our Series B preferred stock financing, was exercisable for 113,610 shares of our common stock. The Roche Warrants were collectively exercisable for 854,927 shares of our common stock at an exercise price of $0.04 per share. The Roche Warrants automatically net exercised in whole immediately prior to the effectiveness of our registration statement first registering our securities under Section 12 of the Exchange Act for an aggregate of 852,788 shares of our common stock immediately prior to the effectiveness of our registration statement first registering our securities under Section 12 of the Exchange Act.

Employment Arrangements

We have entered into employment agreements with our executive officers. For more information regarding these agreements with our named executive officers, see the sections titled “Item 11. Executive Compensation— Agreements with our Named Executive Officers” and “Item 10. Directors, Executive Officers and Corporate Governance.”

Executive and Director Compensation

We have granted options to certain of our executive officers and directors. See the sections titled “Management—Non-Employee Director Compensation” and “Executive Compensation” for a description of these equity awards.

Director and Officer Indemnification

Our amended and restated certificate of incorporation contains provisions limiting the liability of directors, and our amended and restated bylaws provides that we will indemnify each of our directors to the fullest extent permitted under Delaware law. Our amended and restated certificate of incorporation and amended and restated bylaws also provides our board of directors with discretion to indemnify our officers and employees when determined appropriate by the board.

In addition, we have entered into indemnification agreements with each of our directors and executive officers.

Related Person Transaction Policy

In connection with our IPO, we adopted a written related party transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related party transactions. This policy became effective upon the effectiveness of our registration statement first registering our securities under Section 12 of the Exchange Act. For purposes of this policy only, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any related person are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to us as an employee, consultant or director are not considered related-person transactions under this policy. A “related person” is any executive officer, director, nominee to become a director or a holder of more than 5% of our share capital, or any affiliate or member of the immediate family of the foregoing.

Under the policy, where a transaction has been identified as a related-person transaction, management will be required to present information regarding the proposed related-person transaction to our audit committee or, where review by our audit committee would be inappropriate due to a conflict of interest, to another independent body of our board of directors, for review. The presentation will need to include a description of, among other things, all of the parties, the direct and indirect interests of the related persons, the purpose of the transaction, the material facts, the benefits of the transaction to us and whether any alternative transactions are available, an assessment of whether the terms are comparable to the terms available from unrelated third parties and management’s recommendation. To identify related-person transactions in advance, we will rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, our audit committee or another independent body of our board of directors will take into account the relevant available facts and circumstances including, but not limited to:

•
the risks, costs and benefits to us;
•
the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•
the terms of the transaction;
•
the availability of other sources for comparable services or products; and
•
the terms available to or from, as the case may be, unrelated third parties under the same or similar circumstances.

All of the transactions described in this section were entered into prior to the adoption of this policy. Although we have not had a written policy for the review and approval of transactions with related persons, our board of directors has historically reviewed and approved any transaction where a director or officer had a financial interest, including the transactions described above. Prior to approving such a transaction, the material facts as to a director’s or officer’s relationship or interest in the agreement or transaction were disclosed to our board of directors. Our board of directors took this information into account when evaluating the transaction and in determining whether such transaction was fair to us and in the best interest of all our stockholders.

Item 14. Principal Accounting Fees and Services.

The following table summarizes the fees of Ernst & Young LLP, our independent registered public accounting firm, for each of the last two years.

	Year Ended December 31,
Fee Category	2021	2020
Audit fees	100,000	$40,701
Audit-related fees	240,000	$-
Tax fees	11,400	$-
All other fees	-	$-
Total fees	$351,400	$40,701

Audit Fees

Consist of aggregate fees for professional services provided in connection with the annual audit of our financial statements, the review of our quarterly condensed financial statements, consultation on accounting matters directly related to the audit, and comfort letters, consents and assistance with and review of documents filed with the SEC, particularly with regard to our initial public offering in January 2022.

Pre-Approval Policies and Procedures

In connection with our initial public offering, our board of directors adopted a written policy for the pre-approval of certain audit and non-audit services provided by our independent registered public accounting firm. Before an independent registered public accounting firm is engaged to render audit or non-audit services, our audit committee must review the terms of the proposed engagement and pre-approve the engagement. The audit committee may delegate authority to one or more of the members of the audit committee to provide such pre-approvals for audit or non-audit services, provided that such person or persons report such pre-approvals to the full audit committee at its next scheduled meeting. All of the fees identified in the table above were approved in accordance with SEC requirements and pursuant to the policies and procedures described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Financial Statements.

Our Financial Statements are listed in the “Index to Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules.

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

(3) Exhibits.

Exhibit Index

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to Registrant's Current Report on Form 8-K, filed with the SEC on January 11, 2022, and incorporated by reference herein).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to Registrant's Current Report on Form 8-K, filed with the SEC on January 11, 2022, and incorporated by reference herein).
4.1

Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated September 22, 2021 (filed as Exhibit 4.1 to Registrant's Registration Statement on Form S-1, filed with the SEC on December 17, 2021, and incorporated by reference herein).

10.1+	2019 Stock Option Plan (filed as Exhibit 10.1 to Registrant's Registration Statement on Form S-1/A, filed with the SEC on January 3, 2022, and incorporated by reference herein).
10.2+

2022 Equity Incentive Plan and Forms of Option Grant Notice and Agreement, Exercise Notice, Early Exercise Notice and Restricted Stock Award Notice (filed as Exhibit 10.2 to Registrant's Registration Statement on Form S-1/A, filed with the SEC on January 3, 2022, and incorporated by reference herein).

10.3+	2022 Employee Stock Purchase Plan (filed as Exhibit 10.3 to Registrant's Registration Statement on Form S-1/A, filed with the SEC on January 3, 2022, and incorporated by reference herein).
10.4+

Form of Indemnification Agreement with Executive Officers and Directors (filed as Exhibit 10.4 to Registrant's Registration Statement on Form S-1, filed with the SEC on December 17, 2021, and incorporated by reference herein).

10.5†

License Agreement, dated as of May 13, 2019, by and among the Registrant, F. Hoffman-La Roche Ltd and Hoffmann-La Roche Inc. (filed as Exhibit 10.5 to Registrant's Registration Statement on Form S-1, filed with the SEC on December 17, 2021, and incorporated by reference herein).

10.6

Amended and Restated Management Services Agreement, dated as of April 16, 2020, by and between the Registrant and CinRx Pharma, LLC. (filed as Exhibit 10.6 to Registrant's Registration Statement on Form S-1, filed with the SEC on December 17, 2021, and incorporated by reference herein).

10.7

Voting Agreement and Proxy, dated as December 22, 2021, by and between the Registrant and CinRx Pharma, LLC. (filed as Exhibit 10.7 to Registrant's Registration Statement on Form S-1/A, filed with the SEC on December 23, 2021, and incorporated by reference herein).

10.8+

Amended and Restated Executive Employment Agreement, dated as December 29, 2021, by and between the Registrant and Marc de Garidel. (filed as Exhibit 10.8 to Registrant's Registration Statement on Form S-1/A, filed with the SEC on January 3, 2022, and incorporated by reference herein).

10.9+

Amended and Restated Executive Employment Agreement, dated as December 30, 2021, by and between the Registrant and Mary Theresa Coelho. (filed as Exhibit 10.9 to Registrant's Registration Statement on Form S-1/A, filed with the SEC on January 3, 2022, and incorporated by reference herein).

10.10+

Amended and Restated Executive Employment Agreement, dated as December 29, 2021, by and between the Registrant and Mason Freeman. (filed as Exhibit 10.1 to Registrant's Registration Statement on Form S-1/A, filed with the SEC on January 3, 2022, and incorporated by reference herein).

10.11+

Amended and Restated Executive Employment Agreement, dated as December 29, 2021, by and between the Registrant and Catherine Pearce. (filed as Exhibit 10.11 to Registrant's Registration Statement on Form S-1/A, filed with the SEC on January 3, 2022, and incorporated by reference herein).

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates management contract or compensatory plan.

† Portions of this exhibit (indicated by asterisks) have been omitted as the registrant has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm if publicly disclosed.

# The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to be furnished with this Annual Report on

Form 10-K and will not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINCOR PHARMA, INC.

Date: March 22, 2022	By:	/s/ Marc de Garidel
Marc de Garidel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marc de Garidel	Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2022
Marc de Garidel

/s/ Mary Theresa Coelho, M.B.A.	Executive Vice President, Chief Financial Officer and Chief Business Development Officer (Principal Financial Officer and Principal Accounting Officer)	March 22, 2022
Mary Theresa Coelho, M.B.A.

/s/ David Allison, Ph.D.	Director	March 22, 2022
David Allison, Ph.D.

/s/ Maina Bhaman, M.B.A.	Director	March 22, 2022
Maina Bhaman, M.B.A.

/s/ James I. Healy, M.D., Ph.D.	Director	March 22, 2022
James I. Healy, M.D., Ph.D.

/s/ Troy Ignelzi	Director	March 22, 2022
Troy Ignelzi

/s/ June Lee, M.D.	Director	March 22, 2022
June Lee, M.D.

/s/ Jason Pitts, Ph.D.	Director	March 22, 2022
Jason Pitts, Ph.D.

/s/ John F. Thero	Director	March 22, 2022
John F. Thero