Form 10-Q
period 2022-03-31
CinCor Pharma, Inc.
filed 2022-05-10
CIK 1868734

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _______________

Commission File Number: 001-41201

CinCor Pharma, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-4931245
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
230 Third Avenue, Waltham, MA 02451	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (844) 531-1834

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	CINC	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 10, 2022, the registrant had 37,709,912 shares of common stock, $0.00001 par value per share, outstanding.

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)	3
	Condensed Balance Sheets – March 31,2022 (Unaudited) and December 31, 2021	3
	Condensed Statements of Operations – Three Months Ended March 31, 2022 and 2021 (Unaudited)	4
	Condensed Statements of Comprehensive Loss - Three Months Ended March 31, 2022 and 2021 (Unaudited)	5
	Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) – Three Months Ended March 31, 2022 and 2021 (Unaudited)	6
	Condensed Statements of Cash Flows – Three Months Ended March 31, 2022 and 2021 (Unaudited)	7
	Condensed Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION	28

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	30
Signatures		31

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of CinCor Pharma, Inc., or CinCor or the Company, contains or incorporates statements that constitute forward-looking statements within the meaning of the federal securities laws. Any express or implied statements that do not relate to historical or current facts or matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “seeks,” “endeavor,” “potential,” “continue” or the negative of these terms or other comparable terminology.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements include, without limitation, statements about the following:

•
the timing, progress and results of our preclinical studies and clinical trials of baxdrostat (CIN-107) and any future product candidates, including statements regarding the timing of our planned IND submissions, initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
•
our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•
the timing of any submission of filings for regulatory approval of, and our ability to obtain and maintain regulatory approvals for, baxdrostat and any future product candidates;
•
our ability to identify patients with the diseases treated by our product candidate and to enroll these patients in our clinical trials;

i

•
our expectations regarding the size of the patient populations, market acceptance and opportunity for and clinical utility of baxdrostat and any future product candidates, if approved for commercial use;
•
business disruptions affecting the initiation, patient enrollment, development and operation of our clinical trials, including a public health emergency, such as the COVID-19 pandemic, or geopolitical events, including the ongoing military conflict between Russia and Ukraine, and related sanctions against Russia;
•
our expectations regarding the scope of any approved indication for baxdrostat or any future product candidate;
•
our ability to successfully commercialize baxdrostat or any future product candidate, if approved;
•
our expectations regarding the potential market size and the rate and degree of market acceptance for baxdrostat or any future product candidates that we develop;
•
the effects of competition with respect to baxdrostat or any future product candidates, as well as innovations by current and future competitors in our industry;
•
our ability to fund our working capital requirements;
•
our intellectual property position, including the scope of protection we are able to establish, maintain and enforce for intellectual property rights covering baxdrostat;
•
our financial performance and our ability to effectively manage our anticipated growth; and
•
our ability to obtain additional funding for our operations.

You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results under “Item 1A. Risk Factors” in the Annual Report on Form 10-K, the supplemental risk factors under “Item II 1.A. Risk Factors” in this Quarterly Report on Form 10-Q, as well as our other reports filed with the Securities and Exchange Commission. We may announce material business and financial information to our investors using our investor relations website (www.cincor.com/investor-relations). We therefore encourage investors and others interested in CinCor to review the information that we make available from time to time on our website, in addition to following our filings with the Securities and Exchange Commission, webcasts, press releases and conference calls. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.

This Quarterly Report on Form 10-Q includes trademarks, tradenames and service marks, certain of which belong to us and others that are the property of other organizations. Solely for convenience, trademarks, tradenames and service marks referred to in this Quarterly Report on Form 10-Q appear without the ®, ™ and SM symbols, but the absence of those symbols is not intended to indicate, in any way, that we will not assert our rights or that the applicable owner will not assert its rights to these trademarks, tradenames and service marks to the fullest extent under applicable law.

ii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

CinCor Pharma, Inc.

Condensed Balance Sheets

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$164,601,746	$136,605,613
Marketable securities	149,558,341	—
Prepaid research and development contracts	5,679,642	1,769,074
Prepaid expense and other current assets	1,808,348	2,731,953
Total current assets	321,648,077	141,106,640
Total assets	$321,648,077	$141,106,640

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,369,258	$642,143
Related-party accounts payable	—	7,323
Warrant derivative liabilities	—	10,636,921
Accrued legal expense	253,084	2,104,766
Accrued research and development contracts	301,394	1,751,530
Accrued expenses and other liabilities	761,980	1,406,506
Total current liabilities	5,685,716	16,549,189

Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, $0.00001 par value, 0 and 35,714,282 shares authorized and outstanding at March 31, 2022 and December 31, 2021, respectively	—	47,173,259
Series B redeemable redeemable convertible preferred stock, $0.00001 par value, 0 and 35,716,249 shares authorized and outstanding at March 31, 2022 and December 31, 2021, respectively	—	141,101,202

Stockholders’ equity (deficit):
Common stock, $0.00001 par value per share; 95,000,000 and 13,731,321 shares authorized, and 37,709,912 and 2,557,341 outstanding at March 31, 2022 and December 31, 2021, respectively	378	26
Additional paid-in capital	410,679,566	13,986,033
Accumulated deficit	(94,399,972)	(77,703,069)
Accumulated other comprehensive loss	(317,611)	—
Total stockholders’ equity (deficit)	315,962,361	(63,717,010)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$321,648,077	$141,106,640

The accompanying notes are an integral part of these condensed financial statements.

CinCor Pharma, Inc.

Condensed Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
	2022	2021

Operating expenses
Research and development	$9,674,475	$3,489,430
General and administrative	4,029,870	923,565
Total operating expenses	13,704,345	4,412,995
Loss from operations	(13,704,345)	(4,412,995)
Other (income) expense:
Interest income	(51,448)	(4,413)
Change in fair value of warrant derivative liabilities	3,044,006	1,209,829
Total other expense, net	2,992,558	1,205,416
Net loss	$(16,696,903)	$(5,618,411)

Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(4.49)
Weighted average number of common shares used in computing net loss per share attributable to common stockholders, basic and diluted	33,433,596	1,250,000

The accompanying notes are an integral part of these condensed financial statements.

CinCor Pharma, Inc.

Condensed Statements of Comprehensive Loss (Unaudited)

	For the Three Months Ended March 31,
	2022	2021

Net loss	$(16,696,903)	$(5,618,411)
Other comprehensive loss:
Unrealized losses on available-for-sale securities	(317,611)	-
Comprehensive loss	$(17,014,514)	$(5,618,411)

The accompanying notes are an integral part of these condensed financial statements.

CinCor Pharma, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

	Redeemable Convertible Preferred Stock							For the Three Months Ended March 31, 2022
								Stockholders' Equity (Deficit)
												Accumulated	Total
	Series A Redeembable Convertible Preferred Stock				Series B Redeembable Convertible Preferred Stock			Common Stock		Additional Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares		Amount		Shares		Amount	Shares	Par Value	Capital	Deficit	Loss	Deficit
Balance at January 1, 2022	35,714,282		$47,173,259		35,716,249		$141,101,202	2,557,341	$26	$13,986,033	$(77,703,069)	$-	$(63,717,010)

Issuance of common stock initial public offering, net of discounts and issuance costs of $19,420,580	—		—		—		—	13,290,813	133	193,550,593	—	—	193,550,726
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	(35,714,282)		(47,173,259)		(35,716,249)		(141,101,202)	21,008,970	210	188,274,133	—	—	188,274,343
Automatic conversion of the Roche warrants into common stock upon initial public offering	—		—		—		—	852,788	9	13,644,599	—	—	13,644,608
Stock-based compensation expense	—		—		—		—	—	—	1,224,208	—	—	1,224,208
Other comprehensive loss			—		—		—	—	—			(317,611)	(317,611)
Net loss	—		—		—		—	—	—	—	(16,696,903)	—	(16,696,903)
Balance at March 31, 2022	-		$-		-		$-	37,709,912	$378	$410,679,566	$(94,399,972)	$(317,611)	$315,962,361

								For the Three Months Ended March 31, 2021
	Redeemable Convertible Preferred Stock							Stockholders' (Deficit)
												Accumulated	Total
	Series A Redeembable Convertible Preferred Stock				Series B Redeembable Convertible Preferred Stock			Common Stock		Additional Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares		Amount		Shares		Amount	Shares	Par Value	Capital	Deficit	Income/(Loss)	Deficit
Balance at January 1, 2021	35,714,282		$47,173,259		—		$—	1,250,000	$13	$69,330	$(27,333,995)	—	$(27,264,652)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	1,389,955	—	—	1,389,955
Net and comprehensive loss	—	—	—	—	—	—	—	—	—	—	(5,618,411)	—	(5,618,411)
Balance at March 31, 2021	35,714,282		$47,173,259		-		$-	1,250,000	$13	$1,459,285	$(32,952,406)	$-	$(31,493,108)

The accompanying notes are an integral part of these condensed financial statements.

CinCor Pharma, Inc.

Condensed Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(16,696,903)	$(5,618,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,224,208	1,389,955
Change in fair value of warrant derivative liabilities	3,044,006	1,209,829
Accretion of discounts on available for sale securities	(36,761)	—
Changes in operating assets and liabilities:
Prepaid research and development contracts	(3,910,570)	(786,839)
Prepaid expenses and other current assets	(1,701,769)	(16,957)
Accounts payable	3,690,008	(833,097)
Related-party accounts payable	(7,323)	(80,466)
Accrued expenses and other liabilities	(3,317,678)	(1,038,422)
Net cash used in operating activities	(17,712,782)	(5,774,408)
Investing activities:
Purchases of investment securities	(159,839,191)	—
Maturities of investment securities	10,000,000	—
Net cash used in investing activities	(149,839,191)	—
Financing activities:
Proceeds from issuance of common stock upon initial public offering	197,767,310	—
Issuance costs in initial public offering	(2,219,204)	—
Net cash provided by financing activities	195,548,106	—
Net increase (decrease) in cash and cash equivalents	27,996,133	(5,774,408)
Cash and cash equivalents at beginning of period	136,605,613	26,078,064
Cash and cash equivalents at end of period (1)	$164,601,746	$20,303,656

Supplemental disclosures for non-cash financing activities
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	$188,274,133	$—
Automatic conversion of the Roche warrants into common stock upon initial public offering	13,644,608	—

(1) Cash and cash equivalents excludes marketable securities of $149.6 million. Cash, cash equivalents and marketable securities at March 31, 2022 was $314.2 million.

The accompanying notes are an integral part of these condensed financial statements.

CinCor Pharma, Inc.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of Organization and Operations

CinCor Pharma, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on developing its lead clinical candidate, baxdrostat (CIN-107), for the treatment of hypertension and other cardio-renal diseases. Baxdrostat is a highly selective, oral small molecule inhibitor of aldosterone synthase, the enzyme responsible for the synthesis of aldosterone in the adrenal gland. The Company is conducting multiple Phase 2 clinical trials using baxdrostat in differing populations of patients, all of whom are hypertensive.

The Company was incorporated in March 2018 and founded as a subsidiary of CinRx Pharma, LLC (“CinRx”), a biotechnology company focused on developing novel therapeutics. In May 2019, the Company entered into an agreement with F. Hoffmann-La Roche Ltd and Hoffmann La-Roche Inc. (collectively, “Roche”) for an exclusive, worldwide, royalty-bearing license to certain Roche technology to research, develop, manufacture, and commercialize a novel aldosterone synthase inhibitor compound, baxdrostat, for any and all diseases and conditions. In connection with the in-licensing transaction with Roche, the Company was spun out as an independent company.

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

Initial Public Offering and Liquidity

On January 11, 2022, the Company completed an initial public offering (the "IPO") of its common stock pursuant to which the Company issued and sold 13,290,813 shares of common stock at a price to the public of $16.00 per share. The aggregate net proceeds from the IPO were approximately $193.6 million after deducting underwriting discounts and commissions of $14.9 million and offering expenses of approximately $4.5 million. Upon completion of the IPO, all outstanding shares of Series A and Series B redeemable convertible preferred stock converted to 21,008,970 shares of common stock at a ratio of 3.4:1. In addition, the IPO also resulted in the automatic net exercise of the three outstanding warrants to purchase common stock issued to Roche for an aggregate of 852,788 shares of common stock (collectively, the “Roche Warrants”).

The Company incurred significant losses from operations and had negative cash flows from operating activities for the three months ended March 31, 2022 and 2021, and since inception. The Company’s current operating plan indicates it will continue to incur losses from operations and generate negative cash flows from operating activities, given ongoing expenditures related to extensive research and development and the Company’s lack of revenue-generating activities at this point in the Company’s life cycle.

The Company expects that its existing cash, cash equivalents and marketable securities is sufficient to fund its operating expenses and capital expenditure requirements through 2024, including its ongoing and currently planned Phase 2 and Phase 3 clinical programs. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to fund its operations.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed financial statements have been prepared in accordance with U.S. Securities and Exchange Commission (“SEC”) regulations and include all of the information and disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) for interim financial reporting, and, in the opinion of management include all adjustments necessary for a fair presentation of the condensed financial statements for each period presented. All adjustments are normal and recurring in nature. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). These unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021 in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2022. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. The Company’s condensed financial statements are stated in U.S. Dollars.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment. All the assets and operations of the Company’s sole operating segment are located in the United States.

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls and in developing the estimates and assumptions that are used in the preparation of these condensed financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates have been or are used in the following areas, among others: prepaid research and development contracts, fair value of the Company's common stock prior to the IPO, fair value of warrant derivative liabilities, stock compensation expense and income taxes.

Prior to its IPO, the Company utilized estimates and assumptions in determining the fair value of its common stock. The Company has granted stock options at exercise prices that represented the fair value of its common stock on grant date. The Company utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock prior to its IPO. Each valuation methodology includes estimates and assumptions that require the Company's judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, the prices at which the Company sold shares of redeemable convertible preferred stock, the superior rights and preferences of the redeemable convertible preferred stock senior to the Company's common stock at the time, and a probability analysis of various liquidity events at that time, such as a public offering or sale of the Company, under differing scenarios. Changes to the key assumptions used in the valuations could have resulted in different fair values of common stock at each valuation date.

The Company's results and business operations can also be affected or disrupted by economic, political, legislative, health concerns, such as the COVID-19 pandemic, regulatory, legal actions and geopolitical events, such as the ongoing military conflict between Ukraine and Russia and the related sanctions against Russia. Economic conditions, such as recessionary trends, inflation, interest, changes in regulatory laws and monetary exchange rates, and government fiscal policies, can also have a significant effect on operations. While the Company maintains reserves for anticipated liabilities, the Company could be affected by civil, criminal, regulatory, or administrative actions, claims, or proceedings. The extent to which the Company’s business can be impacted by future events is highly uncertain and cannot be predicted at this time.

Concentration of Credit Risk and Other Risks and Uncertainties

The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts, or other hedging arrangements. Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, which consist of money market funds that invest primarily in short term U.S. government securities and short term marketable securities that are primarily invested in fixed income securities.

The Company has not yet generated any revenue from the sale of its products and is subject to all of the risks and uncertainties that are typically faced by biotechnology companies that devote substantially all of their efforts to research and development and clinical trials and do not yet have commercial products. The Company expects to continue incurring losses for the foreseeable future.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks and amounts held primarily in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.

Marketable Securities

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each condensed balance sheet date. The Company classified all of its marketable securities at December 31, 2021 as “available-for-sale” pursuant to ASC Topic 320, Investments – Debt and Equity Securities. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their maturities as well as the time period the Company intends to hold such securities. Available-for-sale securities are maintained by an investment manager and primarily consist of fixed income securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive loss as a component of stockholders’ equity (deficit) until realized. Any premium or discount arising at purchase is amortized or accreted to interest income over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other (income) expense, net. There were no material realized gains or losses on marketable securities recognized for three months ended March 31, 2022 or 2021.

Initial Public Offering Costs

Costs directly attributable to the Company’s IPO which were incurred in 2021 were deferred and capitalized as prepaid expenses and other current assets at December 31, 2021. These costs primarily represented legal, underwriting and accounting costs related to the Company’s efforts to raise capital through a public sale of its common stock. Any additional costs incurred during the three months ended March 31, 2022 were deferred until the completion of the IPO, which occurred on January 11, 2022, at which time they were reclassified to additional paid in capital as a reduction of the IPO gross proceeds. At December 31, 2021, the Company had capitalized $2.6 million of deferred IPO costs, as prepaid expenses and other current assets. A total of $4.5 million of IPO issuance costs were incurred through January 11, 2022, which were recorded as a reduction of the IPO gross proceeds.

Redeemable Convertible Preferred Stock

In accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), preferred stock issued with redemption provisions that are outside of the control of the issuer or that contain certain redemption features in a Deemed Liquidation Event (as defined in our Amended and Restated Certificate of Incorporation) is required to be presented outside of stockholders' equity (deficit) on the face of the condensed balance sheet and certain disclosures are required to be included in the notes to the condensed financial statements. If required, changes in fair value are recorded as additional paid in capital and/or accumulated deficit in the condensed balance sheets. Changes in fair value that would reduce the fair value of the redeemable convertible preferred stock below the original issue price are limited so that the value of the shares are not recorded below the original issue price.

Fair Value Measurements

Financial assets and liabilities are recorded at fair value. The carrying amount of certain financial instruments, including cash and cash equivalents, accounts payable and other current liabilities approximate fair value due to their relatively short maturities. Assets and liabilities recorded at fair value on a recurring basis in the condensed balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2—Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3—Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

Where quoted prices are available in an active market, assets or liabilities are classified as Level 1.

To the extent that a valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no transfers within the fair value hierarchy in 2022 and 2021.

Research and Development

The Company charges all research and development costs, both internal and external, to expense when incurred. Costs are considered incurred based on an evaluation of the progress to completion of specific tasks under each contract using information and data provided to the Company by its clinical sites and vendors. These costs consist of direct and indirect costs associated with specific projects, as well as fees paid to various entities that perform certain research on behalf of the Company. The Company's research and development expenses consist primarily of clinical trial expenses, consulting costs and stock-based compensation, and costs associated with required regulatory filings, licenses, and fees.

Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations and comprehensive loss based on their fair values. The Company’s stock-based awards are subject only to service-based vesting conditions. The Company estimates the fair value of its stock-based awards using the Black-Scholes option pricing model, which requires the input of assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends.

Prior to its IPO, the Company had based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to the Company, including stage of product development and life science industry focus. The Company believes the group selected has sufficient similar economic and industry characteristics and includes companies that are most representative of the Company.

The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term, as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for options granted to employees and utilizes the contractual term for options granted to non-employees. The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options.

Compensation expense related to awards to employees is calculated on a straight-line basis by recognizing the grant date fair value over the associated service period of the award, which is generally the vesting term.

Derivative Instruments, Including Warrant Derivative Liabilities

The Company accounts for derivatives, specifically freestanding detachable stock purchase warrants, in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815"). This guidance establishes accounting and reporting principles for derivative instruments, including certain derivative instruments embedded in other contracts.

Net Loss Per Share

The Company's basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, redeemable convertible preferred stock prior to the Company's IPO and stock options to purchase common stock are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.

Income Taxes

Income taxes are recorded in accordance with ASC Topic 740, Income Taxes ("ASC 740"), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the condensed financial statement and tax bases of assets and liabilities and for loss and credit carryforwards using enacted tax rates anticipated to be in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that some or all the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of March 31, 2022, and December 31, 2021, the Company does not have any significant uncertain tax positions. If the Company were to incur interest and penalties on uncertain tax positions, it would classify them as income tax expense.

The Company files U.S. federal and state income tax returns.

The Company did not record a current or deferred income tax expense or benefit for the three months ended March 31, 2022 and 2021, due to the Company’s net and comprehensive losses and increases in its deferred tax asset valuation allowance.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the three months ended March 31, 2022, the Company’s only element of other comprehensive loss was unrealized losses on available-for-sale securities. Comprehensive loss for the three months ended March 31, 2021, equaled net loss for the period.

Litigation and Other Contingencies

The Company may be subject to legal proceedings and claims arising from the ordinary course of its business, including contract and employment claims. U.S. GAAP requires that a liability for contingencies be recorded when it is probable that a liability has occurred, and the amount of the liability can be reasonably estimated. In the opinion of management, the aggregate liability, if any, with respect to such ordinary course of business actions will not have a material adverse effect on the financial position or results of operations of the Company.

Reverse Stock Split

On December 30, 2021, the Company’s Board of Directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 3.4-for-1 reverse stock split of the Company’s common stock, which was effected on December 30, 2021. Stockholders entitled to fractional shares as a result of the reverse stock split will receive a cash payment in lieu of receiving fractional shares. The par value of the common stock was not adjusted as a result of the reverse stock split. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the appropriate securities agreements. Shares of common stock reserved for issuance upon the conversion of our convertible preferred stock were proportionately reduced and the respective conversion prices were proportionately increased. All common share and per share data have been retrospectively revised including the three months ended March 31, 2021, to reflect the reverse stock split.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

3. Fair Value of Measurements

The following table represents the financial instruments measured at fair value on a recurring basis based on the fair value hierarchy at:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$164,601,746	$—	$—	$164,601,746
Marketable securities:
US Treasury bills	104,586,821	—	—	$104,586,821
Certificates of deposit	29,871,818	—	—	29,871,818
U.S. Government agency securities	—	15,099,703	—	15,099,703
Total assets at fair value	$299,060,385	$15,099,703	$—	$314,160,088

Liabilities:
Warrant derivative liabilities	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$136,605,613	$—	$—	$136,605,613
Total assets at fair value	$136,605,613	$—	$—	$136,605,613

Liabilities:
Warrant derivative liabilities	$—	$—	$10,636,921	$10,636,921
Total liabilities at fair value	$—	$—	$10,636,921	$10,636,921

The amortized cost basis of marketable securities as of March 31, 2022 was $149.9 million.

The fair value of money market funds, U.S. Treasury bills and certificates of deposits are based on unaudited quoted market prices, which are considered Level 1 inputs in the fair value hierarchy. Level 2 assets or liabilities consist securities in U.S. Government agencies and are based upon quoted market prices for similar securities in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third party data providers, including but not limited to, benchmark yields, interest rate curves, reported trades, broker/dealer quotes and reference data.

The following table sets forth a summary of changes in the fair value of the warrant derivative liabilities, representing a recurring measurement that is classified within Level 3 of the fair value hierarchy:

January 1, 2022	$10,636,921
Change in fair value of warrant derivative liabilities	3,044,006
Automatic conversion of Roche warrants into common stock upon initial public offering	(13,680,927)
March 31, 2022	$-

The Company estimated the fair value of the warrant derivative liabilities using a Black-Scholes option pricing model. The valuation model used the following assumptions at December 31, 2021:

Fair value of common stock	$12.44
Volatility	64.00%
Expected term (in years)	0.52
Risk-free interest rate	0.21%
Dividend yield	—

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

4. License Agreement

In May 2019, the Company entered into a license agreement (“Roche Agreement”) with Roche, pursuant to which the Company obtained an exclusive, worldwide, royalty-bearing license under certain patents and specified know-how owned or controlled by Roche and covering certain specified small molecule aldosterone synthase inhibitors (“Roche Technology”) to research, develop and commercialize products containing such aldosterone synthase inhibitors (“Licensed Products”) for any and all uses, including the treatment, prevention or diagnosis of any and all diseases and medical conditions in humans and animals. Pursuant to the Roche Agreement, the Company paid Roche a one-time, upfront non-refundable license fee of $2.0 million. Additionally, the Company is required to pay Roche certain tiered development event-based milestone payments, certain sales-based milestone payments, as well as a royalty from the future sales of the Licensed Products. The royalty is tiered based on the net sales of each Licensed Product.

The Roche Agreement will expire, unless earlier terminated by either party, upon expiration of all royalty or other payment obligations under the Roche Agreement are or will become due. For the periods ended March 31, 2022 and 2021, the Company recorded non-cash expense of $3.0 million and $1.2 million, respectively, related to the Roche Agreement on the Company’s condensed statements of operations.

5. Redeemable Convertible Preferred Stock

Series A Redeemable Convertible Preferred Stock

In May 2019, the Company authorized the issuance of 35,714,282 shares to be issued in the form of Series A redeemable convertible preferred stock (“Series A preferred stock”). During the years ended December 31, 2019 and 2020, the Company issued 11,904,760 and 23,809,522 shares of Series A preferred stock at $1.40 per share for total proceeds of $16.7 million and $33.3 million, respectively. The Company incurred $2.1 million of Series A preferred stock issuance costs, which was recorded against the carrying amount of the Series A preferred stock at December 31, 2021. The rights, preferences, and privileges of the Company’s Series A preferred stock prior to IPO were as follows:

Voting

Up until the IPO, the holders of Series A preferred stock were entitled to a number of votes equal to the number of whole shares of common stock into which the shares of Series A preferred stock are convertible. Except as provided by law or otherwise, the holders of the Series A preferred stock vote together with the holders of common stock as a single class.

Up until the IPO, the holders of Series A preferred stock, voting as a separate class, were entitled to elect three members of the Board of Directors. The holders of the common stock, voting as a separate class, were entitled to elect two members of the Board of Directors. The holders of Series A preferred stock and common stock, voting together as a single class on an as-converted basis, are entitled to elect any additional members of the Board of Directors.

Dividends

Dividends were payable, if permitted by law, in accordance with the Series A preferred stock terms if and when declared by the Board of Directors. Holders of the Series A preferred stock were entitled to receive dividends out of any assets at the time legally available, at the applicable dividend rate specified for such shares of the Series A preferred stock. Dividends were not mandatory and were not cumulative. No dividends were declared or paid since inception of the Company.

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of shares of the Series A preferred stock then outstanding were entitled to be paid out of the assets of the Company available for distribution to its stockholders or, in the case of a Deemed Liquidation Event, out of the consideration payable to stockholders in such an event, before any payment shall be made to the holders of common stock by reason of their ownership thereof, an amount per share equal to the Series A preferred stock original issue price, plus any dividends declared but unpaid. If upon any such liquidation, dissolution, or winding up of the Company or a Deemed Liquidation Event, the assets of the Company available for distribution to its stockholders are insufficient to pay the holders of shares of Series A preferred stock the full amount to which they were entitled, the holders of shares of the Series A preferred stock share ratably in any distribution of the assets available for distribution in proportion to the respective amounts that would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

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

Conversion

Each share of the Series A preferred stock was convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of common stock as determined by dividing the Series A preferred stock original issue price by the Series A preferred stock conversion price in effect at the time of conversion. The applicable conversion price was subject to future adjustments upon the occurrence of certain events. However, holders of the Series A preferred stock did not have the right to convert any shares of the Series A preferred stock at the applicable conversion ratio in effect for preferred shares upon either (i) the closing of a qualified initial public offering of its common stock at a price per share of at least $14.28 per share (subject to adjustment for any share split, combination or dividend or distribution payable) resulting in at least $50 million in gross proceeds to the Company net of the underwriting discount and commissions, or (ii) the election to convert the preferred shares by at least two of the following three holders of the Company’s Series A preferred stock: (i) Sofinnova Venture Partners X, L.P., (ii) Sofinnova Capital IX and (iii) 5AM Ventures VI, L.P.

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

The Company accounts for potentially beneficial conversion features under ASC Topic 470-20, Debt with Conversion and Other Options ("ASC 410-20"). At the time of the issuances of the shares of Series A preferred stock, the Company’s common stock into which the Company’s Series A preferred stock was convertible had an estimated fair value less than the effective conversion prices of the shares of Series A preferred stock. Therefore, there was no beneficial conversion element on the issuance dates.

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

Any redemption was deemed to be remote at December 31, 2021, and the fair value of Series B preferred stock was deemed to be the price paid by the Series B preferred stockholders.

Due to this redemption option, Series B preferred stock is recorded in mezzanine equity and is subject to subsequent measurement under the guidance provided under ASC 480. In accordance with that guidance, the Company has elected to recognize changes in redemption value immediately.

Warrant Derivative Liabilities

In connection with the Series A preferred stock financing, the Company issued two freestanding detachable stock purchase warrants to an unrelated third party to separately purchase 411,765 and 329,552 shares of common stock (“2019 Warrants”). The 2019 Warrants were exercisable in whole immediately prior to an initial public offering by the Company and, as such, remain issued, outstanding, and exercisable at December 31, 2021. The 2019 Warrants were issued with an initial exercise price of $0.04 and an expiration date of May 13, 2029. The 2019 Warrants qualify as derivative liabilities, which must be accounted for separately from the Series A preferred stock and are measured at fair value on a recurring basis. At December 31, 2021, the 2019 Warrants were valued at $9.2 million, with the change in fair value included in the condensed statements of operations in the period the change occurs.

On January 11, 2022, the Company completed its IPO. Upon the closing of the IPO, the 2019 Warrants were converted into 739,463 shares of the Company’s common stock and were no longer outstanding at January 6, 2022.

Series B Redeemable Convertible Preferred Stock

In September 2021, the Company authorized the issuance of 35,716,249 shares to be issued in the form of Series B redeemable convertible preferred stock ("Series B preferred stock"). The Company issued 35,716,249 shares of Series B preferred stock at $4.00 per share for total proceeds of $142.9 million. The Company incurred $0.9 million of Series B preferred stock issuance costs which were recorded against the carrying amount of the Series B preferred stock at December 31, 2021. The rights, preferences, and privileges of the Company’s Series B preferred stock prior to the IPO were as follows:

Voting

Up until the IPO, the holders of Series B preferred stock were entitled to a number of votes equal to the number of whole shares of common stock into which the shares of Series B preferred stock are convertible. Except as provided by law or otherwise, the holders of the Series B preferred stock vote together with the holders of common stock as a single class.

Up until the IPO, holders of Series B preferred stock, voting as a separate class, were entitled to elect one member of the Board of Directors. The holders of preferred stock and common stock, voting together as a single class on an as-converted basis, were entitled to elect any additional members of the Board of Directors other than directors elected by the holders of Series A preferred stock and directors elected by holders of the common stock.

Dividends

Dividends at the rate per annum of $0.32 per share accrued on shares of Series B preferred stock. Dividends on the shares of Series B preferred stock were not cumulative and were payable, if and when declared by the Board of Directors. The Company shall not declare, pay or set aside any dividends on shares of any other class or series of capital stock of the Company unless the holders of preferred stock then outstanding first or simultaneously receive a dividend on each outstanding share of redeemable convertible preferred stock in an amount at least equal to the sum of (i) the amount of the aggregate dividends accrued but unpaid on such shares of preferred stock and (ii) that dividend per share of preferred stock as would equal the product of (1) the dividend payable on each share of such class or series determined, if applicable, as if all shares of such class or series had been converted into common stock and (2) the number of shares of common stock issuable upon conversion of a share of preferred stock. No dividends were declared or paid since inception of the Company.

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of shares of the Series B preferred stock then outstanding were entitled to be paid out of the assets of the Company available for distribution to its stockholders or, in the case of a Deemed Liquidation Event, out of the consideration payable to stockholders in such an event, before any payment shall be made to the holders of Series A preferred stock or common stock by reason of their ownership thereof, an amount per share equal to the Series B preferred stock original issue price, plus any dividends declared but unpaid thereon. If upon any such liquidation, dissolution, or winding up of the Company or a Deemed Liquidation Event, the assets of the Company available for distribution to its stockholders are insufficient to pay the holders of shares of Series B preferred stock the full amount to which they were entitled, the holders of shares of the Series B preferred stock shall share ratably in any distribution of the assets available for distribution in proportion to the respective amounts that would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

In the event that the assets of the Company available for distribution exceeded the amount necessary to pay the holders of Series B preferred stock, the holders of shares of Series A preferred stock then outstanding were entitled to be paid out of the assets of the Company available for distribution to its stockholders or, in the case of a Deemed Liquidation Event, out of the consideration payable to stockholders in such an event, before any payment shall be made to the holders of common stock by reason of their ownership thereof, an amount per share equal to the Series A preferred stock original issue price, plus any dividends declared but unpaid thereon. If upon any such liquidation, dissolution, or winding up of the Company or a Deemed Liquidation Event, the assets of the Company available for distribution to its stockholders were insufficient to pay the holders of shares of Series A preferred stock the full amount to which they were entitled, the holders of shares of the Series A preferred stock shall share ratably in any distribution of the assets available for distribution in proportion to the respective amounts that would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

The remaining available proceeds would have been distributed pro rata among the holders of the shares of the Series B preferred stock, Series A preferred stock and common stock, based on the number of shares held by each such holder, treating for this purpose all such securities as if they had been converted to common stock pursuant to the applicable terms immediately prior to such liquidation, dissolution, or winding up of the Company.

Conversion

Each share of the Series B preferred stock was convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of common stock as determined by dividing the Series B preferred stock original issue price by the Series B preferred stock conversion price in effect at the time of conversion. The Series B preferred stock conversion price shall initially be equal to the Series B original issue price. The applicable conversion price is subject to future adjustments upon the occurrence of certain events. Upon either (i) the closing of a qualified initial public offering of the Company’s common stock resulting in at least $100 million in proceeds net of the underwriting discount and commissions; (ii) the closing of a transaction or series of transactions in which the Company’s outstanding shares of capital stock are exchanged for or converted into securities that are publicly listed on a securities exchange through a merger, acquisition, business combination or similar transaction with a “special purpose acquisition company” where the surviving or parent entity receives aggregate gross proceeds, excluding the cash resources of the Company, of at least $100 million; or (iii) the date and time, or the occurrence of an event, specified by vote or written consent of the requisite holders and the Series B requisite holders, then all outstanding shares of preferred stock shall automatically be converted into shares of common stock at the effective conversion rate.

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

The Company accounts for potentially beneficial conversion features under ASC 470-20. At the time of the issuances of the shares of Series B preferred stock, the Company’s common stock into which the Company’s Series B preferred stock was convertible had an estimated fair value less than the effective conversion prices of the shares of Series B preferred stock. Therefore, there was no beneficial conversion element on the issuance dates.

On January 11, 2022, the Company completed its IPO. Upon the closing of the IPO, the Series B preferred stock was converted into 10,504,779 shares of the Company’s common stock and no shares of Series B preferred stock were outstanding as of January 6, 2022.

Redemption

The holders of the Company’s redeemable convertible preferred stock had no rights to cause the redemption of their shares outside of a Deemed Liquidation Event. A Deemed Liquidation Event would constitute a redemption event that may be outside of the Company’s control.

Any redemption was deemed to be remote at December 31, 2021, and the fair value of Series B preferred stock was deemed to be the price paid by the Series B preferred stockholders.

Due to this redemption option, Series B preferred stock was recorded in mezzanine equity and is subject to subsequent measurement under the guidance provided under ASC 480. In accordance with that guidance, the Company elected to recognize changes in redemption value immediately.

Warrant Derivative Liabilities

In connection with the Series B preferred stock, the Company issued freestanding detachable stock purchase warrants to an unrelated third party to separately purchase 113,610 shares of common stock (the 2021 Warrants). The 2021 Warrants are exercisable in whole immediately prior to an initial public offering by the Company and, as such, remain issued, outstanding, and exercisable at December 31, 2021. The 2021 Warrants were issued with an initial exercise price of $0.01 and an expiration date of May 13, 2029. The 2021 Warrants qualify as derivative liabilities, which must be accounted for separately from the Series B preferred stock and are measured at fair value on a recurring basis. At December 31, 2021, the 2021 Warrants were valued at $1.4 million with the change in fair value from the date of issuance included in the condensed statements of operations in the period the change occurs.

On January 11, 2022, the Company completed its IPO. Upon the closing of the IPO, the 2021 Warrants were converted into 113,325 shares of the Company’s common stock.

6. Stockholders’ Deficit and Stock-Based Compensation

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

As of March 31, 2022 and December 31, 2021, a total of 4,071,916 and 3,368,572 options, respectively, were available for issuance under the 2022 Plan.

The following is a summary of the Company’s outstanding stock option activity:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Outstanding, January 1, 2022	2,617,072	$6.19	9.56
Granted	68,525	16.51	9.79
Exercised	—	—	—
Expired/cancelled	—	—	—
Outstanding, March 31, 2022	2,685,597	$6.96	9.37

As of March 31, 2022 and December 31, 2021, there were 204,423 and 159,667 options vested and exercisable, respectively. Unrecognized compensation cost related to stock option awards of $14.4 million as of March 31, 2022, is expected to be recognized as expense over a weighted average period of 3.33 years. The total fair value of options vested was $0.5 million and $1.4 million for the periods ended March 31, 2022 and 2021, respectively.

Outstanding stock options, if not exercised, expire ten years from the date of grant. The Company issues new shares of common stock upon exercise of stock options. The weighted average grant date fair value per share for the outstanding options at March 31, 2022 and December 31, 2021 was $6.25 and $5.42, respectively.

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

The following table presents the weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted during the three months ended March 31, 2022:

Exercise price	$16.51
Stock price on date of grant	16.51
Expected term (years)	6.00
Expected stock price volatility	63.80%
Risk-free rate of interest	1.73%
Expected dividend yield	0%

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

Restricted stock units

In 2022, certain employees were awarded restricted stock units with time-based vesting. During the three months ended March 31, 2022, the Company granted to certain employees 30,148 time-based vesting restricted stock units, with a weighted average grant date fair value of $16.00. As of March 31, 2022, none of the restricted stock units had vested.

As of March 31, 2022, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $0.4 million with a weighted average vesting period of approximately 1.75 years. The expense is recognized over the vesting period of the award.

The Company recognized the following compensation cost related to employee stock-based compensation activity:

	Three Months Ended March 31,
	2022	2021
Research and development	$227,590	$495,758
General and administrative	996,618	894,197
Total	$1,224,208	$1,389,955

7. Net Loss per Share Attributable to Common Stockholders

The Company’s basic and diluted net loss per share for the periods ended March 31, 2022 and 2021, was $(0.50) and $(4.49), respectively.

The following weighted average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect for the years ended:

	Three Months Ended March 31,
	2022	2021
Redeemable convertible preferred stock (if converted)	—	10,504,199
2019 Warrants	—	739,463
Outstanding options exercisable	2,685,599	1,130,570

8. Related-Party Transactions

CinRx Pharma LLC and Subsidiaries ("CinRx")

Certain former executives and employees of the Company, including the Company’s former chief executive officer and a former member of the Company’s board of directors, are members of CinRx’s board of managers and/or have equity investments in CinRx, a biotechnology company. The Company received business management services from CinRx from time to time as needed, under a management services agreement, which was terminated on February 2, 2022. There were no business management service fees from CinRx during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company recorded business management fees totaling $0.3 million as of March 31, 2021. Of these fees $0.2 million were included in research and development expenses, while $0.1 million are in general and administrative expenses on our condensed statement of operations for the three months ended March 31, 2021, respectively.

9. Commitments and Contingencies

Lease

The Company had an agreement to lease 1,161 square feet, through March 31, 2022 for a total monthly payment of $10,200 per month. As this lease had a term of less than 12 months, the Company has not recorded it on the condensed balance sheet, as allowed under ASC Topic 842, Leases ("ASC 842").

The Company has an agreement to lease 221 square feet of office space at 5325 Deerfield Boulevard, Mason, OH 45040 from COHatch Cincinnati for $2,850 per month until a new COHatch facility in Montgomery, Ohio construction is completed. As this lease has a term of less than 12 months, the Company has not recorded it on the condensed balance sheet, as allowed under ASC 842.

On February 24, 2022, the Company entered into a new lease, commencing April 1, 2022, for 5,400 square feet of office space in Waltham, Massachusetts, which will be the Company's new headquarters. The annual rent will be $248,400. As this lease has a term of less than 12 months, the Company has not recorded it on the condensed balance sheet, as allowed under ASC 842.

The Company's rent expense for the three months ended March 31, 2022 were $0.03 million for the Boston space and $0.01 million for the Mason, OH space recorded in general and administrative expense on our condensed statement of operations. No rent expense was recognized for the three months ended March 31, 2021.

10. Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan available to full time employees. Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company provides a safe harbor contribution of 4% of the employee's salary. The Company’s safe harbor contributions totaled approximately $0.07 million are included in research and development expense and general and administrative expense on our condensed statement of operations for the three months ended March 31, 2022. The 401(k) plan was not in place during the three months ended March 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of CinCor Pharma, Inc. should be read in conjunction with the unaudited condensed financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2022, our audited financial statements and related notes thereto for the year ended December 31, 2021 included in our most recent Annual Report on Form 10-K filed with the SEC on March 22, 2022. Some of the information contained in this discussion and analysis including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” sections of this Quarterly Report Form 10-Q for the three months ended March 31, 2022, our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and our other filings with the SEC, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also refer to the section under the heading “Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage biopharmaceutical company focused on developing our lead clinical candidate, baxdrostat (CIN-107) , for the treatment of hypertension and other cardio-renal diseases. Baxdrostat is a highly selective, oral small molecule inhibitor of aldosterone synthase, the enzyme responsible for the synthesis of aldosterone in the adrenal gland. Baxdrostat has been designed to use differentiated mechanism of action, direct inhibition of aldosterone synthase production, with the goal of providing an improved treatment for patients suffering from hypertension, or high blood pressure. We are conducting multiple Phase 2 clinical trials using baxdrostat in differing populations of patients, all of whom are hypertensive. The most advanced of our trials, called BrigHtn, is being conducted in patients whose blood pressure is not controlled despite treatment with three or more antihypertensive agents, one of which must be a diuretic; these patients are designated as having treatment resistant hypertension, or rHTN. On March 14, 2022 we completed enrollment in the BrigHtn trial with 275 patients randomized. A separate Phase 2 clinical trial, referred to as HALO, is evaluating baxdrostat’s effects on patients whose blood pressure is not controlled despite treatment with up to two antihypertensive agents, referred to as uncontrolled hypertension, or uHTN. HALO was initiated in the fourth quarter of 2021. A third patient population being investigated has a condition called primary aldosteronism, or PA, where overproduction of aldosterone by non-malignant tumors or abnormal collections of aldosterone-producing cells in the adrenal glands leads to an aggressive form of hypertension. The trial in the PA patients, referred to as spark-PA, was also initiated in 2021 and has been revised under a recent amendment with patients enrolling under this revision in Q2 2022. The amendment was designed to accelerate recruitment in this less commonly diagnosed form of hypertension. Lastly, we are evaluating the utility of baxdrostat in lowering the blood pressure of patients with chronic kidney disease, or CKD, as well as exploring the potential impact of the drug on slowing the progression of renal disease using biomarkers of that progression. The CKD trial, or figHTN, was initiated in April 2022.

Since our inception in 2018, we have focused primarily on organizing and staffing our company, business planning, and acquiring and progressing our lead product candidate, baxdrostat, through clinical development after in-licensing the compound from F. Hoffmann-La Roche Ltd and Hoffmann La-Roche Inc., whom we collectively refer to as Roche, in 2019 and raising capital. We were initially founded as a subsidiary of CinRx Pharma, LLC, or CinRx, and spun out as an independent company in 2019.

On January 11, 2022, we completed an initial public offering, or the IPO, of our common stock pursuant to which we issued and sold 13,290,813 shares of our common stock at a price to the public of $16.00 per share. The aggregate net proceeds from the IPO, were approximately $193.6 million after deducting underwriting discounts and commissions of $14.9 million and offering expenses of approximately $4.5 million. Upon completion of the IPO, all outstanding shares of Series A and Series B redeemable convertible preferred stock converted to common stock at a 3.4-for-1 in line with the reverse stock split of the Company’s common stock. In addition, the IPO also resulted in the automatic net exercise of the three outstanding warrants to purchase common stock issued to Roche, or the Roche Warrants, for an aggregate of 852,788 shares of common stock.

We do not have any product candidates approved for sale and have not generated any revenue from product sales or licensing agreements. From inception through March 31, 2022, we have funded our operations primarily through equity financings, and have raised an aggregate of approximately $233.9 million of gross proceeds from the sale of shares of our preferred stock and the IPO. As of March 31, 2022, we had cash, cash equivalents and marketable securities on hand of $314.2 million.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for baxdrostat or any future product candidates, if ever. In addition, if we obtain regulatory approval for baxdrostat or any future product candidates and do not enter into a third-party commercialization partnership, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing, manufacturing and distribution activities. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on acceptable terms, or at all. Our failure to raise capital or enter into such agreements as, and when, needed, could have a negative effect on our business, results of operations and financial condition. If we are unable to obtain funding, we will be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all.

Roche License Agreement

In May 2019, we entered into a license agreement, or the Roche Agreement, with Roche, pursuant to which we obtained an exclusive, worldwide, royalty-bearing license under certain patents and specified know-how owned or controlled by Roche and Roche’s interest in joint patents and covering certain specified small molecule aldosterone synthase inhibitors, or the Roche Technology, to research, develop, register, use, make, import, export, market, distribute, sell (as well as the right to have each of the foregoing done, as defined in the Roche Agreement) and otherwise exploit products containing such aldosterone synthase inhibitors, or the Licensed Products, for any and all uses, including the treatment, prevention or diagnosis of any and all diseases and medical conditions in humans and animals.

Components of Results of Operations

Revenue

To date, we have not recognized any revenue from any sources, including from product sales or licensing agreements, and we do not expect to generate any revenue from the sale of products in the foreseeable future. If our development efforts for baxdrostat or any future product candidate is successful and results in regulatory approval, we may generate revenue in the future from product sales. However, there can be no assurance as to when we will generate such revenue, if at all.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our research and discovery efforts and the development of baxdrostat or any future product candidates. We expense research and development costs as incurred, which include:

•
external research and development expenses incurred under arrangements with third parties, such as Contract Research Organizations, or CROs, as well as investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;
•
costs related to acquiring, developing, and manufacturing clinical study material for our preclinical studies and clinical trials, including fees paid to contract manufacturing organizations, or CMOs;
•
personnel costs for employees and third party contractors/consultants involved in managing and supporting R&D activities
•
laboratory supplies and research materials;
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

We track external research and development costs on a program-by-program basis. External costs include fees paid to consultants, contractors and vendors, including CMOs and CROs, in connection with our clinical activities. We currently only have one product development program, baxdrostat.

Research and development activities will continue to be central to our business model. We anticipate that our research and development expenses will increase for the foreseeable future as we advance our product candidates through clinical trials, as well as acquire new product candidates. We also expect higher employee-related expenses, including higher stock-based compensation expenses, as well as higher consulting costs as we hire additional resources to support increasing development activity.

The successful development of baxdrostat or any future product candidate is highly uncertain. We cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete development of baxdrostat or any future product candidate due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of baxdrostat or any future product candidate, if they are approved.

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
•
the uncertainties in clinical trial design and patient enrollment rates, and any changes we make to our clinical trial protocols;
•
establishing an appropriate safety and efficacy profile;
•
successful enrollment in and completion of clinical trials;
•
whether baxdrostat shows safety and efficacy in our clinical trials;
•
the timing, receipt and terms of marketing approvals from applicable regulatory authorities;
•
making arrangements with third-party CMOs for manufacturing;
•
obtaining and maintaining patent and trade secret protection and regulatory exclusivity for baxdrostat and any future product candidate;
•
commercializing product candidates, if and when approved, whether alone or in collaboration with others; and
•
continued acceptable safety profile of the products following any regulatory approval.

A change in the outcome of any of these variables with respect to the development of baxdrostat or any future product candidate would significantly change the costs and timing associated with the development of those product candidates. We may never succeed in achieving regulatory approval for any product candidate. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on other product candidates. For example, if the U.S. Food and Drug Administration, the European Medicines Agency, or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

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

Interest Income

Interest income consists primarily of interest income received on our cash, cash equivalents and marketable securities.

Change in Fair Value of Warrant Derivative Liabilities

The change in fair value of warrant derivative liabilities consists of the change in fair value related to the three freestanding detachable stock purchase warrants issued to Roche in connection with the Roche Agreement, which we collectively refer to as the Roche Warrants. The Roche Warrants automatically net exercised in whole immediately prior to the IPO, which resulted in the issuance of 852,788 shares of our common stock.

The grant date fair value of the Roche Warrants were calculated using the Black Scholes valuation model. The valuation models used require the input of subjective assumptions, including assumptions about the expected life of the Roche Warrant, share price volatility and as a privately held company prior to the IPO, the estimated fair value of our common stock. These assumptions used represent our best estimates at the time of issuance and in subsequent reporting periods, but the estimates involve inherent uncertainties and the application of our judgment.

Results of Operations

Comparison of Periods Ended March 31, 2022 and 2021

The following table summarizes our results of operations for each of the years presented:

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$9,674,475	$3,489,430
General and administrative	$4,029,870	923,565
Total operating expenses	13,704,345	4,412,995
Loss from operations	13,704,345	4,412,995
Other (income) expense:
Interest income	(51,448)	(4,413)
Change in fair value of warrant derivative liabilities	3,044,006	1,209,829
Total other expense, net	2,992,558	1,205,416
Net loss	$16,696,903	$5,618,411

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2022 were $9.7 million, compared to $3.5 million for the three months ended March 31, 2021. The increase of $6.2 million, or 177%, was primarily due to the progression of several Phase 2 clinical trials, the initiation of our CKD trial, increased chemistry, manufacturing and controls spending and the addition of several important research and development full-time research and development resources.

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development, and we continue to conduct clinical trials. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. We will also incur increased expenses related to headcount to support our continued research activities and development of our product candidates.

General and Administrative Expenses

General and administrative expenses were $4.0 million for the three months ended March 31, 2022, compared to $0.9 million for the three months ended March 31, 2021. The increase of $3.1 million, or 344%, is primarily related to the increased personnel costs, as we hired our first employee in in March 2021 and continued to build out our in house team (reaching 15 employees by March 31, 2022), as well as increased legal and professional fees and other costs associated with operating as a public company.

We anticipate that our general and administrative expenses will increase as we continue to build our infrastructure.

Interest Income

Interest income was $51.4 thousand for the year three months ended March 31, 2022, compared to $4.4 thousand for the three months ended March 31, 2021, reflecting interest earned on cash equivalents and marketable securities. The difference was attributed primarily to our increased cash equivalents and marketable securities during the year, resulting from the IPO.

Change in Fair Value of Warrant Derivative Liabilities

The change in the fair value of the warrant derivative liabilities was $3.0 million for the three months ended March 31, 2022, compared to $1.2 million for the three months ended March 31, 2021. The $1.8 million increase is due to the increase in the common stock price. The Roche Warrants were issued in connection with the Roche Agreement and in connection with our Series A redeemable convertible preferred stock financing in 2019, with an additional warrant issued in connection with our Series B redeemable convertible preferred stock financing. Prior to the IPO, we classified the Roche Warrants as a liability on our condensed balance sheets which we remeasure to fair value at each reporting date. We recognize changes in the fair value of the warrant derivative liabilities as a component of other (income) expense in our condensed statements of operations. The Roche Warrants were automatically net exercised for an aggregate of 852,788 shares of common stock upon the completion of the IPO in January 2022.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. From inception through March 31, 2022, we have funded our operations through private equity financings and the IPO, and have raised an aggregate of approximately $405.5 million of gross proceeds from the sale of shares of our preferred and common stock. The net proceeds from these sales totaled $382.7 million. As of March 31, 2022, we had cash, cash equivalents and marketable securities on hand of $314.2 million. Until such time, if ever, as we can generate substantial revenue, we expect to finance our cash needs through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements.

Cash Flows

Comparison of Three Months Ended March 31, 2022 and 2021

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(17,712,782)	$(5,774,408)
Net cash used in investing activities	(149,839,191)	—
Net cash provided by financing activities	195,548,106	—
Net increase (decrease) in cash and cash equivalents	$27,996,133	$(5,774,408)

Operating Activities

We have historically experienced negative operating cash outflows as we continue clinical development of baxdrostat. Our net cash used in operating activities primarily results from our net loss adjusted for non-cash expenses and changes in working capital components. Our primary uses of cash from operating activities are amounts due to CROs for the conduct of our clinical programs and employee-related expenditures for research and development, and general and administrative activities. Our cash flows from operating activities will continue to be affected by spending to advance and support our clinical development and other operating and general administrative activities.

For the three months ended March 31, 2022, net cash used in operating activities was $17.7 million and was primarily related to cash payments for clinical development activities, personnel costs, certain professional fees and other costs associated with operating activities.

For the three months ended March 31, 2021, net cash used in operating activities was $5.8 million and was primarily related to cash payments for clinical development activities and personnel-related costs under our Management Services Agreement with CinRx, legal and professional fees, and other costs associated with operating activities.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2022 of $149.9 million was attributable to $159.9 million for the purchases of marketable securities, partially offset by the maturity of $10.0 million of marketable securities.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 was $195.5 million, consisting of net cash proceeds from the IPO realized in the quarter. Total net proceeds from the IPO were $193.6, of which $2.0 million of issuance costs were in 2021.

Funding Requirements

As of March 31, 2022, our cash, cash equivalents and marketable securities on hand were $314.2 million. Based on our current plans, we believe that our existing cash, cash equivalents and available for sale securities, should enable us to fund our operating expenses and capital expenditure requirements through 2024, including our ongoing and currently planned Phase 2 clinical programs and our Phase 3 clinical program in hypertension. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect. This estimate is based on our current business plan and does not include any additional expenditures related to potential future development of additional product candidates or indications or resulting from the potential in-licensing or acquisition of additional product candidates or technologies, or any associated development we may pursue. This period could be shortened if there are any significant increases beyond our expectations in spending on development programs or more rapid progress of development programs than anticipated.

We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through preclinical and clinical development, seek regulatory approval and pursue commercialization of any approved product candidates. We expect that our research and development and general and administrative costs will increase in connection with our planned clinical development and pre-commercialization activities. In addition, we expect to incur increased costs associated with operating as a public company.

If we receive regulatory approval for baxdrostat, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.

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

Our existing cash, cash equivalents and available for sale securities, may not be sufficient to commercialize baxdrostat or any other product candidate. Accordingly, we may be required to obtain further funding to achieve our business objectives.

Until such time, if ever, as we can generate substantial revenue, we expect to finance our cash needs through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect our stockholders. Debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

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

Contractual Obligations and Commitments

License Agreement Obligations

License agreement obligations relate to the Roche Agreement that we entered into with Roche in May 2019. Under the terms of the Roche Agreement, we obtained an exclusive, worldwide, royalty-bearing license to the Roche Technology to research, develop, register, use, make, import, export, market, distribute, sell (as well as the right to have each of the foregoing done) and otherwise exploit to a novel aldosterone synthase inhibitor compound, baxdrostat. Pursuant to the Roche Agreement, we paid Roche a one-time, upfront non-refundable license fee of $2.0 million and one $1.0 million milestone payment in connection with the completion of the multiple ascending dose Phase 1 clinical trial of baxdrostat. We are required to pay Roche certain tiered development event-based milestone payments, certain sales-based milestone payments, as well as a royalty from the future sales of Licensed Products. The royalty is tiered based on the combined net sales of each Licensed Product.

We are currently unable to estimate the timing or likelihood of achieving these clinical and commercial milestones or generating future product sales. See Note 4 to our condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a description of our license agreement with Roche.

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

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis is based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of the condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our estimates are based on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the condensed financial statements prospectively from the date of change in estimates.

While our accounting policies are described in more detail in the notes to our condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we believe the following accounting policies used in the preparation of our condensed financial statements require the most significant judgments and estimates. See Note 2 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of our other significant accounting policies.

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

Prior to the IPO, the Company based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The Company believes that the companies in the group have characteristics similar to its own characteristics, including stage of product development and a focus on the life sciences industry. The Company believes the group selected has sufficient similar economic and industry characteristics and includes companies that are most representative of the Company.

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

As an EGC, we may also take advantage of certain exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an EGC:

•
we are presenting only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q;
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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates plus the proposed aggregate amount of gross proceeds to us as a result of the IPO is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million.

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

Recently Issued and Adopted Accounting Pronouncements

We do not expect that any recently issued accounting standards will have a material impact on our condensed financial statements or will otherwise apply to our operations.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

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

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2022. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded the Company’s disclosure controls and procedures are effective as of March 31, 2022, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this Quarterly Report on Form 10-Q, we are not involved in any material legal proceedings. However, from time to time, we could be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. In addition, we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property rights, as well as claims relating to employment matters and the safety or efficacy of our products. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. Additionally, any such claims, whether or not successful, could damage our reputation and business.

Item 1A. Risk Factors.

Our business is subject to numerous risks. The following should be read in conjunction with the risk factors previously disclosed in Item 1A, subsection “Risk Factors” to Part I of our 2021 Annual Report on Form 10-K filed with the SEC on March 22, 2022, or the Annual Report. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an even, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

In addition to the risks described in our Annual Report, you should carefully consider the other information set forth in this Form 10-Q and the information in our other filings with the SEC, as they could materially affect our business, financial condition or future results of operations. Additional risk factors since the Annual Report are listed below.

Our portfolio of marketable securities is subject to market, interest and credit risk that may reduce its value.

We maintain a portfolio of marketable securities. Changes in the value of our portfolio of marketable securities could adversely affect our earnings. In particular, the value of our investments may decline due to increases in interest rates, downgrades of the bonds and other securities included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, declines in the value of collateral underlying the securities included in our portfolio and other factors. In addition, the ongoing COVID-19 pandemic and the ongoing military conflict between Ukraine and Russia and related sanctions against Russia have and may continue to have an adverse effect on the financial markets in some or all countries worldwide. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our investments and continuous monitoring of our portfolio’s overall risk profile, the value of our investments may nevertheless decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

We deemed the grants and exercises of stock options issued under our equity compensation plans prior to the completion of the IPO, on January 11, 2022 to be exempt from registration in reliance on Rule 701 of the Securities Act as offers and sales of securities under compensatory benefit plans and contracts relating to compensation. Each of the recipients of securities in any transaction exempt from registration either received or had adequate access, through employment, business, or other relationships, to information about us.

(b) Use of Proceeds from Initial Public Offering of Common Stock

On January 11, 2022, we completed the IPO of our common stock pursuant to which we issued and sold 12,100,000 shares of our common stock at a price to the public of $16.00 per share. On February 8, 2022, we issued and sold an additional 1,190,813 shares of our common stock at a price to the public of $16.00 per share pursuant to a partial exercise of the underwriters’ over-allotment option.

All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No 333-261738), which was declared effective on January 6, 2022. Following the sale of the shares in connection with the closing of the IPO, the offering terminated. Morgan Stanley and Co. LLC, Jefferies LLC and Evercore Group LLC acted as joint book-running managers and Oppenheimer and Co. Inc. acted as co-manager for the IPO.

The aggregate net proceeds to us from the IPO, inclusive of proceeds from the over-allotment exercise, were approximately $193.6 million after deducting underwriting discounts and commissions of $14.9 million and offering expenses of approximately $4.5 million. None of the underwriting discounts and commissions or offering expenses were incurred of paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any of our affiliates.

There has been no material change in our planned use of the net proceeds from the offerings as described in our prospectus documents filed pursuant to Rule 424(b)(4) under the Securities Act with the U.S. Securities and Exchange Commission, or SEC on January 7, 2022.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

As this Quarterly Report on Form 10-Q is being filed within four business days from the date of the reportable events, we have elected to make the following disclosures in this Quarterly Report on Form 10-Q instead of in a Current Report on Form 8-K under Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers:

On May 9, 2022, our board of directors, upon recommendation of the compensation committee of the board of directors, approved adjustments to our Chief Executive Officer’s compensation in order to better align with the 50th percentile of the market based on data and recommendations of the compensation consultant to the compensation committee, including an increase to his annual base salary from $500,000 to $570,000 and an increase to his annual target bonus opportunity from 50% to 55%, retroactively effective commencing May 1, 2022. In addition, the compensation committee adopted a long-term incentive framework applicable to new hires and employees, anticipated to consist of initial grants to new hires and annual equity grants to employees.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to Registrant's Current Report on Form 8-K, filed with the SEC on January 11, 2022, and incorporated by reference herein).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to Registrant's Current Report on Form 8-K, filed with the SEC on January 11, 2022, and incorporated by reference herein).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 10, 2022	By:	/s/ Marc de Garidel
Marc de Garidel
Chief Executive Officer

Date: May 10, 2022	By:	/s/ Mary Theresa Coelho
Mary Theresa Coelho
EVP, Chief Financial Officer and Chief Business Development Officer