Form 10-Q
period 2022-06-30
CinCor Pharma, Inc.
filed 2022-08-08
CIK 1868734

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 8, 2022, the registrant had 37,739,323 shares of common stock, $0.00001 par value per share, outstanding.

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)	3
	Condensed Balance Sheets – June 30, 2022 (Unaudited) and December 31, 2021	3
	Condensed Statements of Operations – Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)	4
	Condensed Statements of Comprehensive Loss - Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)	5
	Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) – Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)	6
	Condensed Statements of Cash Flows – Six Months Ended June 30, 2022 and 2021 (Unaudited)	7
	Condensed Notes to Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION	28

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	30
Signatures		31

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
•
macroeconomic events, including uncertain market conditions, higher inflation and supply chain disruptions;
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

You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results under “Item 1A. Risk Factors” in the Annual Report on Form 10-K, as well as our other reports filed with the U.S. Securities and Exchange Commission ("SEC"). We may announce material business and financial

i

information to our investors using our investor relations website (www.cincor.com/investor-relations). We therefore encourage investors and others interested in CinCor to review the information that we make available from time to time on our website, in addition to following our filings with the SEC, webcasts, press releases and conference calls. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.

TRADEMARKS, TRADENAMES AND SERVICE MARKS

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

CinCor Pharma, Inc.

Condensed Balance Sheets

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$127,619,608	$136,605,613
Marketable securities	166,692,295	—
Prepaid research and development contracts	7,482,503	1,769,074
Prepaid expense and other current assets	1,180,696	2,731,953
Total current assets	302,975,102	141,106,640

Long term assets:
Property and equipment, net	40,731	—
Total long term assets	40,731	—
Total assets	$303,015,833	$141,106,640

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,095,374	$642,143
Related-party accounts payable	—	7,323
Warrant derivative liabilities	—	10,636,921
Accrued legal expense	349,943	2,104,766
Accrued research and development contracts	3,230,997	1,751,530
Accrued expenses and other liabilities	1,605,560	1,406,506
Total current liabilities	7,281,874	16,549,189

Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, $0.00001 par value, 0 and 35,714,282 shares authorized and outstanding at June 30, 2022 and December 31, 2021, respectively	—	47,173,259
Series B redeemable convertible preferred stock, $0.00001 par value, 0 and 35,716,249 shares authorized and outstanding at June 30, 2022 and December 31, 2021, respectively	—	141,101,202

Stockholders’ equity (deficit):
Common stock, $0.00001 par value per share; 95,000,000 and 13,731,721 shares authorized, and 37,709,912 and 2,557,341 outstanding at June 30, 2022 and December 31, 2021, respectively	378	26
Additional paid-in capital	411,920,723	13,986,033
Accumulated deficit	(115,475,376)	(77,703,069)
Accumulated other comprehensive loss	(711,766)	—
Total stockholders’ equity (deficit)	295,733,959	(63,717,010)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$303,015,833	$141,106,640

The accompanying notes are an integral part of these condensed financial statements.

CinCor Pharma, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Operating expenses:
Research and development	$17,161,014	$3,998,391	$26,851,612	$7,487,821
General and administrative	4,191,767	1,176,018	8,205,513	2,099,583
Total operating expenses	21,352,781	5,174,409	35,057,125	9,587,404
Loss from operations	(21,352,781)	(5,174,409)	(35,057,125)	(9,587,404)
Other (income) expense:
Interest income	(277,377)	(1,539)	(328,825)	(5,952)
Change in fair value of warrant derivative liabilities	—	1,209,829	3,044,006	2,419,657
Total other (income) expense, net	(277,377)	1,208,290	2,715,181	2,413,705
Net loss	$(21,075,404)	$(6,382,699)	$(37,772,306)	$(12,001,109)

Net loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(4.81)	$(1.06)	$(9.31)
Weighted average number of common shares used in computing net loss per share attributable to common stockholders, basic and diluted	37,709,912	1,327,852	35,583,567	1,289,141

The accompanying notes are an integral part of these condensed financial statements.

CinCor Pharma, Inc.

Condensed Statements of Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net loss	$(21,075,404)	$(6,382,699)	$(37,772,306)	$(12,001,109)
Other comprehensive loss:
Unrealized losses on available-for-sale securities	(394,155)	—	(711,766)	—
Comprehensive loss	$(21,469,559)	$(6,382,699)	$(38,484,072)	$(12,001,109)

The accompanying notes are an integral part of these condensed financial statements.

CinCor Pharma, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)

Redeemable Convertible
Preferred Stock	Stockholders' Equity (Deficit)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Loss	(Deficit)
Balance at January 1, 2022	35,714,282	$47,173,259	35,716,249	$141,101,202	2,557,341	$26	$13,986,033	$(77,703,069)	$—	$(63,717,010)
Issuance of common stock initial public offering, net of discounts and issuance costs of $19,420,580	—	—	—	—	13,290,813	133	193,550,593	—	—	193,550,726
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	(35,714,282)	(47,173,259)	(35,716,249)	(141,101,202)	21,008,970	210	188,274,133	—	—	188,274,343
Automatic conversion of the Roche warrants into common stock upon initial public offering	—	—	—	—	852,788	9	13,644,599	—	—	13,644,608
Stock-based compensation expense	—	—	—	—	—	—	1,224,208	—	—	1,224,208
Other comprehensive loss	—	—	—	—	—	—	—	—	(317,611)	(317,611)
Net loss	—	—	—	—	—	—	—	(16,696,903)		(16,696,903)
Balance at March 31, 2022	—	—	—	—	37,709,912	378	410,679,566	(94,399,972)	(317,611)	315,962,361
Stock-based compensation expense	—	—	—	—	—	—	1,241,157	—	—	1,241,157
Other comprehensive loss	—	—	—	—	—	—	—	—	(394,155)	(394,155)
Net loss	—	—	—	—	—	—	—	(21,075,404)	—	(21,075,404)
Balance at June 30, 2022	—	—	—	—	37,709,912	378	411,920,723	(115,475,376)	(711,766)	295,733,959

	Redeemable Convertible
	Preferred Stock				Stockholders' Deficit
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Loss	Equity (Deficit)
Balance at January 1, 2021	35,714,282	$47,173,259	—	$—	1,250,000	$13	$69,330	$(27,333,995)	$—	$(27,264,652)
Stock-based compensation expense	—	—	—	—	—	—	1,389,955	—	—	1,389,955
Net loss	—	—	—	—	—	—	—	(5,618,411)	—	(5,618,411)
Balance at March 31, 2021	35,714,282	47,173,259	—	—	1,250,000	13	1,459,285	(32,952,406)	—	(31,493,108)
Stock options exercised	—	—	—	—	142,636	1	1,232,799	—	—	1,232,800
Stock-based compensation expense	—	—	—	—	—	—	293,849	—	—	293,849

Net loss	—	—	—	—	—	—	—	(6,382,699)		(6,382,699)
Balance at June 30, 2021	35,714,282	47,173,259	—	—	1,392,636	14	2,985,933	(39,335,105)	—	(36,349,158)

The accompanying notes are an integral part of these condensed financial statements.

CinCor Pharma, Inc.

Condensed Statements of Cash Flows (Unaudited)

	For the Six Months ended June 30,
	2022	2021
Operating activities:
Net loss	$(37,772,306)	$(12,001,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,465,365	1,802,906
Change in fair value of warrant derivative liabilities	3,044,006	2,419,657
Accretion of discount on available-for-sale securities	(178,383)	-
Depreciation	1,405	-
Changes in operating assets and liabilities:
Prepaid research and development contracts	(5,713,429)	(2,042,900)
Prepaid expenses and other current assets	(1,074,117)	(236,041)
Accounts payable	1,416,124	(2,379,671)
Related-party accounts payable	(7,323)	36,354
Accrued expenses and other liabilities	552,364	(1,181,459)
Net cash used in operating activities	(37,266,294)	(13,582,263)
Investing activities:
Purchases of marketable securities	(227,225,678)	—
Maturities of marketable securities	60,000,000	—
Purchase of property and equipment	(42,136)	—
Net cash used in investing activities	(167,267,814)	—
Financing activities:
Proceeds from issuance of common stock	197,767,310	—
Issuance costs in initial public offering	(2,219,207)	—
Proceeds from stock option exercise	—	1,232,799
Net cash provided by financing activities	195,548,103	1,232,799
Net decrease in cash and cash equivalents	(8,986,005)	(12,349,464)
Cash and cash equivalents at beginning of period	136,605,613	26,078,064
Cash and cash equivalents, at end of period(1)	$127,619,608	$13,728,600

Supplemental disclosures for non-cash financing activities
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	$188,274,133	$—
Automatic conversion of the Roche warrants into common stock upon initial public offering	13,644,608	—

(1) Cash and cash equivalents excludes marketable securities of $166.7 million. Cash, cash equivalents and marketable securities at June 30, 2022, was $294.3 million.

The accompanying notes are an integral part of these condensed financial statements.

CinCor Pharma, Inc.

Condensed Notes to Financial Statements

(Unaudited)

1. Nature of Organization and Operations

CinCor Pharma, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on developing its lead clinical candidate, baxdrostat, for the treatment of hypertension and other cardio-renal diseases. Baxdrostat is a highly selective, oral small molecule inhibitor of aldosterone synthase, the enzyme responsible for the synthesis of aldosterone in the adrenal gland. The Company is conducting multiple Phase 2 clinical trials using baxdrostat in differing populations of patients, all of whom are hypertensive.

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

The Company incurred significant losses from operations and had negative cash flows from operating activities for the three and six months ended June 30, 2022 and 2021, and since inception. The Company’s current operating plan indicates it will continue to incur losses from operations and generate negative cash flows from operating activities, given ongoing expenditures related to extensive research and development and the Company’s lack of revenue-generating activities at this point in the Company’s life cycle.

The Company expects that its existing cash, cash equivalents and marketable securities is sufficient to fund its operating expenses and capital expenditure requirements through 2024, including completing all of its ongoing Phase 2 trials, its currently planned Phase 3 clinical program in hypertension, CMC development and GMP batch production, and the additional activities needed to complete its planned new drug application submission. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to fund its operations.

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

The Company's results and business operations can also be affected or disrupted by economic, political, legislative, health concerns, such as the COVID-19 pandemic, regulatory, legal actions and geopolitical events, such as the ongoing military conflict between Ukraine and Russia and the related sanctions against Russia. Economic conditions, such as recessionary trends, inflation, interest, changes in regulatory laws and monetary exchange rates, and government fiscal policies, can also have a significant effect on operations. In addition, the conflict between Russia and Ukraine and related sanctions has had significant ramifications on global financial markets, including volatility in the U.S. and global financial markets, which has led to disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity globally, and has caused and may continue to cause volatility in the price of our common stock, which may adversely impact our ability to raise capital on favorable terms or at all. The full economic and social impact of the sanctions imposed on Russia and possible future punitive measures that may be implemented, as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity on acceptable terms, in both Europe and globally, and has introduced significant uncertainty into global markets. As a result, our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia and related sanctions, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict. While the Company maintains reserves for anticipated liabilities, the Company could be affected by civil, criminal, regulatory, or administrative actions, claims, or proceedings. The extent to which the Company’s business can be impacted by future events is highly uncertain and cannot be predicted at this time.

Concentration of Credit Risk and Other Risks and Uncertainties

The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts, or other hedging arrangements. Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, which consist of money market funds that invest primarily in short term U.S. government securities and short-term marketable securities that are primarily invested in fixed income securities.

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

Marketable Securities

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each condensed balance sheet date. The Company classified all of its marketable securities at December 31, 2021 as “available-for-sale” pursuant to ASC Topic 320, Investments – Debt and Equity Securities. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their maturities as well as the time period the Company intends to hold such securities. Available-for-sale securities are maintained by an investment manager and primarily consist of fixed income securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive loss as a component of stockholders’ equity (deficit) until realized. Any premium or discount arising at purchase is amortized or accreted to interest income over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other (income) expense, net. There were no material realized gains or losses on marketable securities recognized for the three and six months ended June 30, 2022 or 2021.

Initial Public Offering Costs

Costs directly attributable to the Company’s IPO which were incurred in 2021 were deferred and capitalized as prepaid expenses and other current assets at December 31, 2021. These costs primarily represented legal, underwriting and accounting costs related to the Company’s efforts to raise capital through a public sale of its common stock. Any additional costs incurred during the six months ended June 30, 2022 were deferred until the completion of the IPO, which occurred on January 11, 2022, at which time they were reclassified to additional paid in capital as a reduction of the IPO gross proceeds. At December 31, 2021, the Company had capitalized $2.6 million of deferred IPO costs, as prepaid expenses and other current assets. A total of $4.5 million of IPO issuance costs were incurred through January 11, 2022, which were recorded as a reduction of the IPO gross proceeds and included the $2.6 million previously capitalized in 2021.

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

Fair Value Measurements

Financial assets and liabilities are recorded at fair value. The carrying amount of certain financial instruments, including accounts payable and other current liabilities approximate fair value due to their relatively short maturities. Assets and liabilities recorded at fair value on a recurring basis in the condensed balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock units, to be recognized in the statements of operations based on their fair values. The Company’s stock-based awards are subject only to service-based vesting conditions. The Company estimates the fair value of its stock-based awards in the form of employee stock options, using the Black-Scholes option pricing model, which requires the input of assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that some or all the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of June 30, 2022, and December 31, 2021, the Company does not have any significant uncertain tax positions. If the Company were to incur interest and penalties on uncertain tax positions, it would classify them as income tax expense.

The Company files U.S. federal and state income tax returns.

The Company did not record a current or deferred income tax expense or benefit for the three and six months ended June 30, 2022 and 2021, due to the Company’s net and comprehensive losses and increases in its deferred tax asset valuation allowance.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the three and six months ended June 30, 2022, the Company’s only element of other comprehensive loss was unrealized losses on available-for-sale securities. Comprehensive loss for the three and six months ended June 30, 2021, equaled net loss for those periods.

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

Reverse Stock Split

On December 30, 2021, the Company’s Board of Directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 3.4-for-1 reverse stock split of the Company’s common stock, which was effected on December 30, 2021. Stockholders entitled to fractional shares as a result of the reverse stock split received a cash payment in lieu of receiving fractional shares. The par value of the common stock was not adjusted as a result of the reverse stock split. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the appropriate securities agreements. Shares of common stock reserved for issuance upon the conversion of our convertible preferred stock were proportionately reduced and the respective conversion prices were proportionately increased. All common share and per share data have been retrospectively revised including the three and six months ended June 30, 2021, to reflect the reverse stock split.

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

3. Fair Value of Measurements

The following table represents the financial instruments measured at fair value on a recurring basis based on the fair value hierarchy at:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$127,619,608	$—	$—	$127,619,608
Marketable securities:
US Treasury bills	74,612,727	—	—	74,612,727
Certificate of deposit	42,587,053	—	—	42,587,053
US Government agency securities	—	49,492,515	—	49,492,515
Total assets at fair value	$244,819,388	$49,492,515	$—	$294,311,903

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$136,605,613	$—	$—	$136,605,613
Total assets at fair value	$136,605,613	$—	$—	$136,605,613

Liabilities:
Warrant derivative liabilities	$—	$—	$10,636,921	$10,636,921
Total liabilities at fair value	$—	$—	$10,636,921	$10,636,921

The amortized cost basis of marketable securities as of June 30, 2022 was $182.4 million.

The fair value of money market funds, U.S. Treasury bills and certificates of deposits are based on unaudited quoted market prices, which are considered Level 1 inputs in the fair value hierarchy. Level 2 assets consists of U.S. Government agency securities and are based upon quoted market prices for similar securities in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to, benchmark yields, interest rate curves, reported trades, broker/dealer quotes and reference data.

The following table sets forth a summary of changes in the fair value of the warrant derivative liabilities, representing a recurring measurement that is classified within Level 3 of the fair value hierarchy:

January 1, 2022	$10,636,921
Change in fair value of warrant derivative liabilities	3,044,006
Automatic conversion of Roche warrants into common stock upon initial public offering	(13,680,927)
June 30, 2022	$-

The Company estimated the fair value of the warrant derivative liabilities using a Black-Scholes option pricing model. The valuation model used the following assumptions at December 31, 2021:

December 31,
2021
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

4. License Agreement

In May 2019, the Company entered into a license agreement (“Roche Agreement”) with Roche, pursuant to which the Company obtained an exclusive, worldwide, royalty-bearing license under certain patents and specified know-how owned or controlled by Roche and covering certain specified small molecule aldosterone synthase inhibitors (“Roche Technology”) to research, develop and commercialize products containing such aldosterone synthase inhibitors (“Licensed Products”) for any and all uses, including the treatment, prevention or diagnosis of any and all diseases and medical conditions in humans and animals. Pursuant to the Roche Agreement, the Company paid Roche a one-time, upfront non-refundable license fee of $2.0 million. Additionally, the Company is required to pay Roche certain regulatory event-based milestone payments, certain one time sales-based milestone payments, as well as tiered royalty payments based on the net sales of the Licensed products.

The Roche Agreement will expire, unless earlier terminated by either party, upon expiration of all royalty or other payment obligations under the Roche Agreement are or will become due. For the three months ended June 30, 2022 and 2021, the Company recorded non-cash expense of $0.0 million and $1.2 million, respectively and $3.0 million and $2.4 million, for the six months ended June 30, 2022 and 2021, respectively, related to the Roche Agreement on the Company’s condensed statements of operations.

5. Redeemable Convertible Preferred Stock

Series A Redeemable Convertible Preferred Stock

In May 2019, the Company authorized the issuance of 35,714,282 shares to be issued in the form of Series A redeemable convertible preferred stock (“Series A preferred stock”). The Company issued 35,714,282 shares of Series A preferred stock at $1.40 per share for total proceeds of $50 million. The Company incurred $2.1 million of Series A preferred stock issuance costs, which was recorded against the carrying amount of the Series A preferred stock as of December 31, 2021. The rights, preferences, and privileges of the Company’s Series A preferred stock prior to IPO were as follows:

Voting

Up until the IPO, the holders of Series A preferred stock were entitled to a number of votes equal to the number of whole shares of common stock into which the shares of Series A preferred stock were convertible. Except as provided by law or otherwise, the holders of the Series A preferred stock vote together with the holders of common stock as a single class.

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

The remaining available proceeds would be distributed pro rata among the holders of the shares of the Series A preferred stock and common stock, based on the number of shares held by each such holder, treating for this purpose all such securities as if they had been converted to common stock pursuant to the applicable terms immediately prior to such liquidation, dissolution, or winding up of the Company.

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

The Company accounts for potentially beneficial conversion features under ASC Topic 470-20, Debt with Conversion and Other Options ("ASC 470-20"). At the time of the issuances of the shares of Series A preferred stock, the Company’s common stock into which the Company’s Series A preferred stock was convertible had an estimated fair value less than the effective conversion prices of the shares of Series A preferred stock. Therefore, there was no beneficial conversion element on the issuance dates.

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

Any redemption was deemed to be remote at December 31, 2021, and the fair value of Series A preferred stock was deemed to be the price paid by the Series A preferred stockholders.

Due to this redemption option, Series A preferred stock is recorded in mezzanine equity and is subject to subsequent measurement under the guidance provided under ASC 480. In accordance with that guidance, the Company has elected to recognize changes in redemption value immediately.

Warrant Derivative Liabilities

In connection with the Series A preferred stock financing, the Company issued two freestanding detachable stock purchase warrants to an unrelated third party to separately purchase 411,765 and 329,552 shares of common stock (“2019 Warrants”). The 2019 Warrants were exercisable in whole immediately prior to an initial public offering by the Company and, as such, remain issued, outstanding, and exercisable at December 31, 2021. The 2019 Warrants were issued with an initial exercise price of $0.04 and an expiration date of May 13, 2029. The 2019 Warrants qualify as derivative liabilities, which must be accounted for separately from the Series A preferred stock and are measured at fair value on a recurring basis. At December 31, 2021, the 2019 Warrants were valued at $9.2 million, with the change in fair value included in the condensed statements of operations in the period the change occured.

On January 11, 2022, the Company completed its IPO. Upon the closing of the IPO, the 2019 Warrants were converted into 739,463 shares of the Company’s common stock and are no longer outstanding.

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

Voting

Up until the IPO, the holders of Series B preferred stock were entitled to a number of votes equal to the number of whole shares of common stock into which the shares of Series B preferred stock were convertible. Except as provided by law or otherwise, the holders of the Series B preferred stock vote together with the holders of common stock as a single class.

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

Warrant Derivative Liabilities

In connection with the Series B preferred stock, the Company issued freestanding detachable stock purchase warrants to an unrelated third party to separately purchase 113,610 shares of common stock ("2021 Warrants"). The 2021 Warrants were exercisable in whole immediately prior to an initial public offering by the Company and, as such, remained issued, outstanding, and exercisable at December 31, 2021. The 2021 Warrants were issued with an initial exercise price of $0.01 and an expiration date of May 13, 2029. The 2021 Warrants qualified as derivative liabilities, which must be accounted for separately from the Series B preferred stock and are measured at fair value on a recurring basis. At December 31, 2021, the 2021 Warrants were valued at $1.4 million with the change in fair value from the date of issuance included in the condensed statements of operations in the period the change occured.

On January 11, 2022, the Company completed its IPO. Upon the closing of the IPO, the 2021 Warrants were converted into 113,325 shares of the Company’s common stock.

6. Stockholders’ Equity (Deficit) and Stock-Based Compensation

Stock Options

On December 30, 2021, the Board of Directors adopted, and the Company’s stockholders approved, the 2022 Equity Incentive Plan (“2022 Plan”). The 2022 Plan provides for the grant of incentive stock options to employees of the Company, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors, and consultants, including employees and consultants of affiliates of the Company

(collectively, “stock based awards”). The 2022 Plan is a successor to the 2019 Stock Option Plan. (“2019 Plan”). Initially, the maximum number of shares of common stock that may be issued under the 2022 Plan after it became effective was 6,787,652 shares, which is the sum of (i) 3,905,911 new shares; plus (ii) the number of shares that was available for issuance under the 2019 Plan at the time the 2022 Plan became effective; and (iii) any shares subject to outstanding stock options or other stock awards that were granted under the 2019 Plan that are forfeited, terminated, expired or are otherwise not issued. In addition, the number of shares of common stock reserved for issuance under the 2022 Plan will automatically increase on January 1st of each calendar year, starting on January 1, 2023 and continuing through January 1, 2032, in an amount equal to 5% of the total number of shares of common stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Board of Directors. The maximum number of shares of common stock that may be issued on the exercise of incentive stock options under the 2022 Plan is 20,362,956.

As of June 30, 2022 and December 31, 2021, a total of 3,947,670 and 3,368,572 awards, respectively, were available for issuance under the 2022 Plan and 2019 Plan, respectively..

The following is a summary of the Company’s outstanding stock option activity:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2022	2,617,072	$6.19	9.56	—
Granted	68,525	16.51	9.79	—
Exercised	—	—	—	—
Expired/cancelled	—	—	—	—
Outstanding, March 31, 2022	2,685,597	$6.96	9.37	—
Granted	101,637	$16.26	6.43	—
Exercised	—	—	—	—
Expired/cancelled	(4,400)	16.00	—	—
Outstanding, June 30, 2022	2,782,834	$7.27	9.15	$32,258,909
Expected to vest, June 30, 2022	2,782,834	$7.27	9.15	$32,258,909
Options exercisable, June 30, 2022	628,945	$6.83	8.88	$7,553,987

Unrecognized compensation cost related to stock option awards of $13.7 million as of June 30, 2022, is expected to be recognized as expense over a weighted average period of 3.07 years. The total fair value of options vested was $1.6 million and $1.5 million, for the six months period ended June 30, 2022 and 2021, respectively.

Outstanding stock options, if not exercised, expire ten years from the date of grant. The Company issues new shares of common stock upon exercise of stock options. The weighted average grant date fair value per share for the outstanding options at June 30, 2022 and December 31, 2021 was $10.24 and $5.42, respectively.

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

The following table presents the weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted during the following periods:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Exercise price	$16.26	$16.36
Stock price on date of grant	$16.26	$16.36
Expected term (years)	6.5	6.5
Expected stock price volatility	75.59%	76.37%
Risk-free rate of interest	2.78%	2.52%
Expected dividend yield	0%	0%

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

Restricted Stock Units

In 2022, certain employees were awarded restricted stock units with time-based vesting. During the three and six months ended June 30, 2022, the Company granted to certain employees 30,148 time-based vesting restricted stock units, with a weighted average grant date fair value of $16.00. As of June 30, 2022, none of the restricted stock units had vested. As of June 30, 2022, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $0.4 million with a weighted average vesting period of approximately 1.50 years. The expense is recognized over the vesting period of the award.

The Company recognized the following compensation cost related to employee stock-based compensation activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$257,705	$40,121	$485,295	$531,930
General and administrative	983,452	253,728	1,980,070	1,151,874
Total	$1,241,157	$293,849	$2,465,365	$1,683,804

7. Net Loss per Share Attributable to Common Stockholders

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Since the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.

The following weighted average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Redeemed convertible preferred stock (if converted)	—	10,504,199	—	10,504,199
2019 Warrants	—	739,463	—	739,463
Outstanding equity awards exercisable	1,052,120	34,960	1,077,534	34,198

8. Related-Party Transactions

CinRx Pharma LLC and Subsidiaries (“CinRx”)

Certain former executives and employees of the Company, including the Company’s former chief executive officer and a former member of the Company’s board of directors, are members of CinRx’s board of managers and/or have equity investments in CinRx. The Company received business management services from CinRx from time to time as needed, under a management services agreement, which was terminated on February 2, 2022. There were no business management service fees from CinRx during the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, the Company recorded business management fees totaling $0.5 million and $0.8 million, respectively. For the three months ended June 30, 2021, $0.3 million are included in research and development expenses, while $0.2 million are in general and administrative expenses on the condensed statement of operations. For the six months ending June 30, 2021, $0.5 million of the fees are included in research and development expenses, while $0.3 million are in general and administrative expenses on the condensed statement of operations.

9. Commitments and Contingencies

Lease

On February 24, 2022, the Company entered into a license agreement, commencing April 1, 2022, for 5,400 square feet of office space in Waltham, Massachusetts, which is the Company's new headquarters. The annual rent is $0.3 million. As this license agreement has a term of less than 12 months, the Company has not recorded it on the condensed balance sheet, as allowed under ASC Topic 842, Leases ("ASC 842"). The Company also has an agreement to lease 221 square feet of office space at 7875 Montgomery Rd. Suite 42, Cincinnati, OH 45236 from COHatch Cincinnati for $2,850 per month. As this lease has a term of less than 12 months, the Company has not recorded it on the condensed balance sheet, as allowed under ASC 842. The Company's total rent expense for the three and six months ended June 30, 2022, were $0.1 million and $0.2 million, respectively, recorded in general and administrative expense on our condensed statements of operations. No rent expense was recognized for the three and six months ended June 30, 2021.

10. Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan available to full time employees. Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company provides a safe harbor contribution of 4% of the employee's salary. The Company’s safe harbor contributions recorded for the three and six months ending June 30, 2022, totaled approximately $0.1 million and $0.1 million, respectively, are included in research and development expense and general and administrative expense on the condensed statements of operations. The 401(k) plan was not in place during the three and six months ended June 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of CinCor Pharma, Inc. should be read in conjunction with the unaudited condensed financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q, our audited financial statements and related notes thereto for the year ended December 31, 2021 included in our most recent Annual Report on Form 10-K filed with the SEC on March 22, 2022. Some of the information contained in this discussion and analysis including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” sections of this Quarterly Report Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and our other filings with the SEC, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also refer to the section under the heading “Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage biopharmaceutical company focused on developing our lead clinical candidate, baxdrostat (CIN-107) , for the treatment of hypertension and other cardio-renal diseases. Baxdrostat is a highly selective, oral small molecule inhibitor of aldosterone synthase, the enzyme responsible for the synthesis of aldosterone in the adrenal gland. Baxdrostat has been designed to use differentiated mechanism of action, direct inhibition of aldosterone synthase production, with the goal of providing an improved treatment for patients suffering from hypertension, or high blood pressure. We are conducting multiple Phase 2 clinical trials using baxdrostat in differing populations of patients, all of whom are hypertensive. The most advanced of our trials, called BrigHtn, was conducted in patients whose blood pressure is not controlled despite treatment with three or more antihypertensive agents, one of which must be a diuretic; these patients are designated as having treatment resistant hypertension, or rHTN. In June 2022 the last patient visit in the BrigHtn trial was conducted with 248 patients completing the trial. On August 8, 2022, we announced topline results of our BrigHtn trial. A separate Phase 2 clinical trial, referred to as HALO, is evaluating baxdrostat’s effects on patients whose blood pressure is not controlled despite treatment with up to two antihypertensive agents, referred to as uncontrolled hypertension, or uHTN. Enrollment for our HALO trial was completed in July 2022 with 249 patients randomized. Additionally, an open-label extension clinical trial, referred to as the OLE trial, for patients previously enrolled in our HALO trial has been initiated to evaluate the long-term safety and tolerability of baxdrostat over an extended treatment period of up to 52 weeks. A third patient population being investigated has a condition called primary aldosteronism, or PA, where overproduction of aldosterone by non-malignant tumors or abnormal collections of aldosterone-producing cells in the adrenal glands leads to an aggressive form of hypertension. The trial in the PA patients, referred to as spark-PA, was also initiated in 2021 and was revised under a recent amendment designed to accelerate recruitment in this less commonly diagnosed form of hypertension. Additionally, in June 2022 we enrolled our first patient into our Phase 2 clinical trial, which we refer to as our figHTN-CKD trial, to evaluate the utility of baxdrostat in lowering the blood pressure of patients with chronic kidney disease, or CKD, as well as exploring the potential impact of the drug on slowing the progression of renal disease using biomarkers of that progression.

Since our inception in 2018, we have focused primarily on organizing and staffing our company, business planning, and acquiring and progressing our lead product candidate, baxdrostat, through clinical development after in-licensing the compound from F. Hoffmann-La Roche Ltd and Hoffmann La-Roche Inc., whom we collectively refer to as Roche, in 2019, and raising capital. We were initially founded as a subsidiary of CinRx Pharma, LLC, or CinRx, and spun out as an independent company in 2019.

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

We do not have any product candidates approved for sale and have not generated any revenue from product sales or licensing agreements. From inception through June 30, 2022, we have funded our operations primarily through equity financings, and have raised an aggregate of approximately $405.5 million of gross proceeds from the sale of shares of our preferred stock and the IPO. As of June 30, 2022, we had cash, cash equivalents and marketable securities on hand of $294.3 million.

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

Recent Developments

Topline Results of BrigHtn Trial

Overview

Our BrigHtn trial was a Phase 2, randomized, double-blind, multicenter, placebo-controlled, dose-ranging clinical trial to evaluate the efficacy and safety of baxdrostat in patients with rHTN. Patients with rHTN were defined as being on a stable regimen of at least three antihypertensive agents at their maximally tolerated doses, one of which must be a diuretic, with a mean seated blood pressure, or BP, equal to or greater than 130/80 mm Hg. The primary endpoint was the change from baseline in mean seated systolic blood pressure, or SBP, after 12 weeks of treatment. The secondary objectives were to evaluate the change from baseline in mean seated diastolic blood pressure, or DBP, with each of the selected dose strengths of baxdrostat compared to placebo and to evaluate the percentage of patients achieving a seated BP response of less than 130/80 mm Hg with each of the dose strengths of baxdrostat compared to placebo after 12 weeks of treatment. A data monitoring committee, or DMC, determined that the trial met pre-specified statistical criteria of overwhelming efficacy at the highest dose, allowing completion of the trial with 275 patients randomized.

Summary of Results

BrigHtn was initiated in July 2020 in the United States. In the trial, 275 subjects were randomly assigned to one of the four treatment cohorts (0.5mg, 1 mg, 2 mg of baxdrostat or placebo once daily) and 248 patients completed the trial. Fifteen of the 27 discontinued patients withdrew due to consent withdrawal (n = 7) or were lost to follow-up (n = 8), with most occurring in late 2020 and early 2021 when we believe the Coronavirus Disease 2019 (COVID-19) pandemic situation may have interfered with patient retention.

Treatment-emergent serious adverse events, or TESAEs, were reported in 10 patients and deemed by investigators to be unrelated to baxdrostat. These TESAEs included hyponatremia, hyperkalemia, cellulitis, urinary tract infection, dehydration, hyperglycemia, arthralgia, dizziness, syncope, acute kidney injury, nephrolithiasis, acute respiratory failure, and respiratory failure, with one patient discontinuing trial participation due to adverse events of intervertebral disc degeneration (n = 1) and one patient experiencing a total of 6 serious adverse events, or SAEs, with 3 of these 6 SAEs — hyperglycemia, hyponatremia and hyperkalemia — leading to trial withdrawal. Both patient discontinuations were deemed by the investigator to be unrelated to study drug.

The demographics and baseline characteristics of patients in the four study arms were well balanced. Most of the participants were over

60, overweight, or obese and had normal or mildly impaired renal functions. All but one patient was taking at least three antihypertensive medications including a diuretic. In addition, over 90% of patients took an antihypertensive agent in the renin angiotensin-aldosterone system, or RAAS, class.

Efficacy Results

Data from the BrigHtn trial demonstrated that treatment with baxdrostat at 1 mg and 2 mg led to a statistically significant lowering of SBP in patients with rHTN. Patients treated with baxdrostat at the 2 mg dose demonstrated a 20.3 mmHg reduction in SBP compared to patients in the placebo cohort which demonstrated a 9.4 mm Hg reduction in SBP, yielding a model adjusted, statistically significant, placebo-corrected decline of 11.0 mmHg (95% Confidence Interval [CI] -16.4 mmHg, -5.5 mmHg) (p value = 0.0001). The 1 mg dose cohort demonstrated a 17.5 mmHg reduction in SBP, resulting in a statistically significant placebo adjusted SBP decline of 8.1 mmHg (p value = 0.003). The observed treatment effect of baxdrostat on the 0.5 mg dose cohort was modestly greater (12.1 mmHg reduction) than that of the placebo and this difference did not reach statistical significance. The DBP decreased by 14.3 mmHg, 11.8 mmHg and 8.6 mmHg in the 2 mg, 1 mg and 0.5 mg dose cohorts, respectively, compared to the 9.2 mmHg decrease in the placebo cohort. Table 1 below presents the effects of baxdrostat on blood pressure in the BrigHtn trial.

Table 1. Baxdrostat Treatment Effects on Blood Pressure

Characteristic Category/Statistics	Placebo (N = 69)	0.5 mg Baxdrostat (N = 69)	1 mg Baxdrostat (N = 69)	2 mg Baxdrostat (N = 67)
Systolic Blood Pressure (mmHg)
Baseline Mean	148.9	147.6	148.3	147.3
Standard Deviation	12.38	12.49	12.17	11.82
LS mean change (SE)	-9.4 (1.88)	-12.1 (1.91)	-17.5 (1.95)	-20.3 (2.05)
LS mean difference (SE)		-2.7 (2.68)	-8.1 (2.72)	-11.0 (2.78)
95% CI		(-8.0, 2.6)	(-13.5, -2.8)	(-16.4, -5.5)
p value		0.3110	0.0030	0.0001
Diastolic Blood Pressure (mmHg)
Baseline Mean	88.2	87.6	87.7	88.2
Standard Deviation	6.13	7.71	5.97	7.13
LS mean change (SE)	-9.2 (1.22)	-8.6 (1.23)	-11.8 (1.26)	-14.3 (1.31)
LS mean difference (SE)		0.5 (1.74)	-2.7 (1.75)	-5.2 (1.79)
95% CI		(-2.9, 4.0)	(-6.1, 0.8)	(-8.7, -1.6)
p value		0.7536	0.1298	0.0042

One specific subgroup analysis was performed in patients with baseline SBP less than 145 mmHg and greater than or equal to 145 mmHg. Patients in the BrigHtn trial dosed with baxdrostat experienced a greater reduction in SBP if they had baseline SBP value of greater than or equal to 145 mmHg as reflected in Table 2 below.

Table 2: Subgroup Analysis of Patients with Baseline SBP < 145 mm Hg and ≥ 145 mm Hg

Subgroups by Baseline SBP

SBP	Statistic	Placebo	0.5 mg Baxdrostat	1 mg Baxdrostat	2 mg Baxdrostat
SBP<145	N	28	28	26	26
	LSM (SE)	-11.5 (3.06)	-9.4 (3.06)	-14.9 (3.16)	-20.4 (3.14)
	LSM difference (SE)		2.1 (4.13)	-3.4 (4.19)	-8.9 (4.19)
	95% CI		(-6.0, 10.2)	(-11.7, 4.8)	(-17.1, -0.6)
	P value		0.6138	0.4133	0.0346
SBP ≥ 145	N	39	37	34	28
	LSM (SE)	-8.0 (2.59)	-14.1 (2.62)	-19.5 (2.69)	-20.1 (2.88)
	LSM difference (SE)		-6.1 (3.54)	-11.5 (3.58)	-12.1 (3.75)
	95% CI		(-13.1, 0.9)	(-18.5, -4.4)	(-19.5, -4.7)
	P value		0.0864	0.0015	0.0014

Abbreviations: CI, confidence interval; LSM, least squares mean; mg, milligram; SBP, systolic blood pressure; SE, standard error.

Pharmacodynamic Assessment

Blood and urine samples were collected for determination of the pharmacodynamic parameters related to baxdrostat’s mechanism of action, aldosterone suppression. The pharmacodynamic results demonstrated a baxdrostat treatment related decrease in serum aldosterone concentration, increase of the plasma renin activity, or PRA, without significantly affecting the total cortisol concentration. These data demonstrated that treatment with baxdrostat resulted in an average 50% to 60% reduction of serum aldosterone, increased PRA several-fold yet with no reduction in total serum cortisol. These hormonal data provide significant evidence to support the mechanism by which baxdrostat’s inhibition of aldosterone synthesis produces a significant impact on blood pressure levels without lowering serum cortisol levels. The PK profile of baxdrostat was substantially consistent with earlier data published, further supporting its dose-dependent increases in plasma baxdrostat with a half-life that supports once daily dosing.

Safety

Treatment Emergent AEs and SAEs

Administration of baxdrostat once daily for 12 weeks was well tolerated. 120 of the 274 patients (43.8%) experienced a total of 232 TEAEs, as reflected in Table 3 below. A higher percentage of patients in the 1 mg (52.2%) and 2 mg (47.8%) dose cohorts experienced TEAEs compared to that in the 0.5 mg (34.8%) or placebo (40.6%) cohort. The most frequently occurring TEAEs experienced by 5% or more patients in any treatment cohort were urinary tract infection, hyperkalemia, dizziness, headache and fatigue. Most of the TEAEs were mild (62.5%) in severity and deemed not related (89.2%) to baxdrostat by the investigators. Table 3 presents an overview of the adverse events in the study population.

Table 3. Overview of Adverse Events

	Placebo (N=69)	0.5 mg Baxdrostat (N=69)	1 mg Baxdrostat (N=67)	2 mg Baxdrostat (N=67)	Total (N=275)
	n (%) e	n (%) e	n (%) e	n (%) e	n (%) e
Any treatment-emergent AEs (TEAEs)	28 (40.6) 50	24 (34.8) 38	36 (52.2) 77	32 (47.8) 67	120 (43.8) 232
Any study drug-related TEAEs	1 (1.4) 1	7 (10.1) 7	9 (13.0) 14	3 (4.5) 3	20 (7.3) 25
Any TEAEs of special interest	0 (0.0) 0	1 (1.4) 1	5 (7.2) 6	2 (3.0) 3	8 (2.9) 10
Any serious AEs (SAEs)	2 (2.9) 3	0 (0.0) 0	2 (2.9) 3	6 (9.0) 12	10 (3.6) 18
Any TEAEs leading to dosing discontinuation	0 (0.0) 0	2 (2.9) 2	4 (5.8) 5	2 (3.0) 5	8 (2.9) 12
Any TEAEs leading to study discontinuation	0 (0.0) 0	0 (0.0) 0	1 (1.4) 1	1 (1.5) 3	1 (1.5) 3
Any AEs leading to death	0 (0.0) 0	0 (0.0) 0	0 (0.0) 0	0 (0.0) 0	0 (0.0) 0

Abbreviations: AE, adverse event; SAE, serious adverse event; TEAE, treatment-emergent adverse event; TESAE, treatment- emergent serious adverse event.

These events may be related to the decline in blood pressure (e.g., dizziness, syncope, palpitation) or baxdrostat’s mechanism of action (i.e., hyperkalemia, hyponatremia, renal impairment). Although there were more patients who experienced urinary tract infection and COVID-19 in the baxdrostat 1 mg or 2 mg cohorts, no causal relationship was identified.

Eighteen TESAEs were experienced by 10 patients. There were no deaths in the trial, and all SAEs were assessed by the investigators to be unrelated to baxdrostat. A 72-year-old white male subject with suspected urosepsis in the 2 mg dose cohort experienced six SAEs of acute kidney injury, urinary tract infection, dehydration, hyperglycemia, hyperkalemia and hyponatremia on day 15 in the trial. The investigator assessed the events to be unrelated to baxdrostat, and the patient withdrew from participation in the trial due to these metabolic derangements. There were three patients who experienced two SAEs each: a patient in the 1 mg dose cohort with pyelonephritis (inflammation of the kidney due to bacterial infection) and nephrolithiasis (kidney stones), a patient in the 2 mg dose cohort with respiratory failure and cellulitis, and a third patient receiving placebo with pyelonephritis and pneumonia. The remaining SAEs were each experienced by a single patient.

Serum Electrolytes

Aldosterone plays a direct role in the pathogenesis of hypertension by increasing renal absorption of sodium and water while promoting excretion of potassium, which can result in the electrolyte abnormalities of hyperkalemia or hyponatremia. Moreover, the decrease in SBP expected with aldosterone inhibitors can lead to an apparent decline in determination of eGFR. The overall change in serum potassium from baseline to end of treatment was a mean (standard deviation) of -0.08 (0.429) mEq/L in the placebo cohort, and it rose in the baxdrostat cohorts by 0.19 (0.474) mEq/L in the 0.5 mg dose group, 0.36 (0.481) mEq/L in the 1 mg dose cohort and 0.29 mEq/L (0.380) in the 2 mg dose cohort.

There were three patients with moderate hyperkalemia (potassium > 6.0 mEq/L) in the 1 mg and 2 mg dose cohorts for an overall rate of 2.2%. Hyperkalemia typically represented isolated values which resolved after dietary advice and without modification of baxdrostat dosing.

There were two patients in the placebo cohort with moderate hypokalemia; there were no cases in any baxdrostat dose cohorts.
Similarly, baxdrostat treatment was associated with a slight decrease in serum sodium concentration. The range of decline in sodium was from baseline to end of treatment was a mean (SD) of -1.2 (2.73) mEq/L in the 0.5 mg dose cohort, -1.1 (3.03) mEq/L in the 1 mg cohort group to -2.4 mEq/L (2.94) in the 2 mg dose cohort which posed no significant clinical concerns.

No instances of hyperkalemia or hyponatremia led to drug/trial discontinuation.

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

We expect our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates, potential commercialization efforts, and increased costs associated with operating as a public company. These increases will likely include additional costs related to the hiring of new personnel, including higher stock-based compensation expenses, and fees to outside consultants, as well as other related expenses. We also anticipate that we will incur significantly increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

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

Results of Operations

Results of Operations for the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Operating expenses:
Research and development	$17,161,014	$3,998,391
General and administrative	4,191,767	1,176,018
Total operating expenses	21,352,781	5,174,409
Loss from operations	(21,352,781)	(5,174,409)
Other (income) expense:
Interest income	(277,377)	(1,539)
Change in fair value of warrant derivative liabilities	—	1,209,829
Total other (income) expense, net	(277,377)	1,208,290
Net loss	$(21,075,404)	$(6,382,699)

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2022 were $17.2 million, compared to $4.0 million for the three months ended June 30, 2021. The increase of $13.2 million, or 329%, was primarily due to the progression of several Phase 2 clinical trials including the full enrollment in our HALO trial, the initiation of our figHTN-CKD trial, increased chemistry, manufacturing and controls spending and the addition of several important full-time research and development resources.

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

General and Administrative Expenses

General and administrative expenses were $4.2 million for the three months ended June 30, 2022, compared to $1.2 million for the three months ended June 30, 2021. The increase of $3.0 million, or 256%, is primarily related to the increased personnel costs, as we hired our first employee in March 2021 and continued to build out our in house team primarily based in Waltham (reaching 21 employees by June 30, 2022), as well as increased legal and professional fees and other costs associated with operating as a public company.

We anticipate that our general and administrative expenses will increase as we continue to build our infrastructure.

Interest Income

Interest income was $0.3 million for the three months ended June 30, 2022, compared to $1.5 thousand for the three months ended June 30, 2021, reflecting interest earned on cash and cash equivalents and marketable securities. The difference was attributed primarily to our increased cash and cash equivalents, resulting from the IPO and our investment in marketable securities during the three months ended June 30, 2022.

Change in Fair Value of Warrant Derivative Liabilities

The change in the fair value of the warrant derivative liabilities was $0 for the three months ended June 30, 2022, compared to $1.2 million for the three months ended June 30, 2021. The $1.2 million decrease is due to the conversion of warrants to common stock. The Roche Warrants were issued in connection with the Roche Agreement and in connection with our Series A redeemable convertible preferred stock financing in 2019, with an additional warrant issued in connection with our Series B redeemable convertible preferred stock financing. Prior to the IPO, we classified the Roche Warrants as a liability on our condensed balance sheets which we remeasured to fair value at each reporting date. We recognize changes in the fair value of the warrant derivative liabilities as a component of other (income) expense, net in our condensed statements of operations. The Roche Warrants were automatically net exercised for an aggregate of 852,788 shares of common stock upon the completion of the IPO in January 2022.

Results of Operations for the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Operating expenses:
Research and development	$26,851,612	$7,487,821
General and administrative	8,205,513	2,099,583
Total operating expenses	35,057,125	9,587,404
Loss from operations	(35,057,125)	(9,587,404)
Other (income) expense:
Interest income	(328,825)	(5,952)
Change in fair value of warrant derivative liabilities	3,044,006	2,419,657
Total other expense, net	2,715,181	2,413,705
Net loss	$(37,772,306)	$(12,001,109)

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2022 were $26.9 million, compared to $7.5 million for the six months ended June 30, 2021. The increase of $19.4 million, or 259%, was primarily due to the progression of several Phase 2 clinical trials including the full enrollment of HALO, the initiation of our CKD trial, increased chemistry, manufacturing and controls spending and the addition of several important full-time research and development resources.

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

General and Administrative Expenses

General and administrative expenses were $8.2 million for the six months ended June 30, 2022, compared to $2.1 million for the six months ended June 30, 2021. The increase of $6.1 million, or 291%, is primarily related to the increased personnel costs, as we hired our first employee in March 2021 and continued to build out our in house team primarily in Waltham (reaching 21 employees by June 30, 2022), as well as increased legal and professional fees and other costs associated with operating as a public company.

We anticipate that our general and administrative expenses will increase as we continue to build our infrastructure.

Interest Income

Interest income was $328.8 thousand for the six months ended June 30, 2022, compared to $6.0 thousand for the six months ended June 30, 2021, reflecting interest earned on cash and cash equivalents and marketable securities. The difference was attributed primarily to our increased cash and cash equivalents, resulting from the IPO and our investment in marketable securities during the six months ended June 30, 2022.

Change in Fair Value of Warrant Derivative Liabilities

The change in the fair value of the warrant derivative liabilities was $3.0 million for the six months ended June 30, 2022, compared to $2.4 million for the six months ended June 30, 2021. The $0.6 million increase is due to the increase in the common stock price. The Roche Warrants were issued in connection with the Roche Agreement and in connection with our Series A redeemable convertible preferred stock financing in 2019, with an additional warrant issued in connection with our Series B redeemable convertible preferred stock financing. Prior to the IPO, we classified the Roche Warrants as a liability on our condensed balance sheets which we remeasured to fair value at each reporting date. We recognize changes in the fair value of the warrant derivative liabilities as a component of other

(income) expense, net in our condensed statements of operations. The Roche Warrants were automatically net exercised for an aggregate of 852,788 shares of common stock upon the completion of the IPO in January 2022.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. From inception through June 30, 2022, we have funded our operations through private equity financings and the IPO, and have raised an aggregate of approximately $405.5 million of gross proceeds from the sale of shares of our preferred and common stock. The net proceeds from these sales totaled $382.7 million. As of June 30, 2022, we had cash, cash equivalents and marketable securities on hand of $294.3 million. Until such time, if ever, as we can generate substantial revenue, we expect to finance our cash needs through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements.

Cash Flows

Comparison of Six Months Ended June 30, 2022 and 2021

The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(37,266,294)	$(13,582,263)
Net cash used in investing activities	(167,267,814)	—
Net cash provided by financing activities	195,548,103	1,232,799
Net decrease in cash and cash equivalents	$(8,986,005)	$(12,349,464)

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

For the six months ended June 30, 2022, net cash used in operating activities was $37.3 million and was primarily related to cash payments for clinical development activities, personnel costs, legal and professional fees and other costs associated with operating activities.

For the six months ended June 30, 2021, net cash used in operating activities was $13.6 million and was primarily related to cash payments for clinical development activities and personnel-related costs under our Management Services Agreement with CinRx, legal and professional fees, and other costs associated with operating activities.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2022 of $167.3 million was attributable to $227.2 million for the purchase of marketable securities, partially offset by the maturity of $60.0 million of marketable securities. There were no investments in marketable securities for the six months ended June 30, 2021.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 was $195.5 million, consisting of net cash proceeds from the IPO realized in the first quarter of 2022. Total net proceeds from the IPO were $193.6, of which $2.0 million of issuance costs were during the fourth quarter of 2021.

Net cash provided by financing activities for the six months ended June 30, 2021 of $1.2 million was attributable to proceeds received from the exercise of stock options by certain employees.

Funding Requirements

As of June 30, 2022, our cash and cash equivalents and marketable securities on hand were $294.3 million. Based on our current plans, we believe that our existing cash and cash equivalents and available for sale securities, should enable us to fund our operating expenses and capital expenditure requirements through 2024, including completing all of our ongoing Phase 2 trials, our currently planned Phase 3 clinical program in hypertension, CMC development and GMP batch production, and the additional activities needed to
complete our planned new drug application submission. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect. This estimate is based on our current business plan and does not include any additional expenditures related to potential future development of additional product candidates or indications or resulting from the potential in-licensing or acquisition of additional product candidates or technologies, or any associated development we may pursue. This period could be shortened if there are any significant increases beyond our expectations in spending on development programs or more rapid progress of development programs than anticipated.

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

Until such time, if ever, as we can generate substantial revenue, we expect to finance our cash needs through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. However, global economic conditions have been worsening, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide and rising inflation resulting from the effects of COVID-19, geopolitical events such as the conflict between Russia and Ukraine, including related sanctions, and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital, or our liquidity could otherwise be impacted. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or future commercialization efforts. To the extent that we raise additional capital through the sale of equity or convertible debt securities, stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect our stockholders. Debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million.

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

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2022. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded our disclosure controls and procedures are effective as of June 30, 2022, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

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

Item 1A. Risk Factors.

Our business is subject to numerous risks, including the risks previously disclosed in Item 1A, subsection “Risk Factors” to Part I, Item 1A of our 2021 Annual Report on Form 10-K filed with the SEC on March 22, 2022, or the Annual Report. The occurrence of any of the events or developments described in the Annual Report could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

In addition to the risks described in our Annual Report, you should carefully consider the other information set forth in this Form 10-Q and the information in our other filings with the SEC, as they could materially affect our business, financial condition or future results of operations. There were no material changes during the period covered in this Form 10-Q to the risk factors previously disclosed in Part I, Item 1A of the Annual Report

Our portfolio of marketable securities is subject to market, interest and credit risk that may reduce its value.

We maintain a portfolio of marketable securities. Changes in the value of our portfolio of marketable securities could adversely affect our earnings. In particular, the value of our investments may decline due to increases in interest rates, downgrades of the bonds and other securities included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, declines in the value of collateral underlying the securities included in our portfolio and other factors. In addition, the ongoing COVID-19 pandemic, macroeconomic conditions, such as rising inflation and supply chain disruptions, and the ongoing military conflict between Ukraine and Russia and related sanctions against Russia have and may continue to have an adverse effect on the financial markets in some or all countries worldwide. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our investments and continuous monitoring of our portfolio’s overall risk profile, the value of our investments may nevertheless decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None.

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

There has been no material change in our planned use of the net proceeds from the IPO as described in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the U.S. Securities and Exchange Commission, or SEC on January 7, 2022.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to Registrant's Current Report on Form 8-K, filed with the SEC on January 11, 2022, and incorporated by reference herein).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to Registrant's Current Report on Form 8-K, filed with the SEC on January 11, 2022, and incorporated by reference herein).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 8, 2022	By:	/s/ Marc de Garidel
Marc de Garidel
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2022	By:	/s/ Mary Theresa Coelho
Mary Theresa Coelho
EVP, Chief Financial Officer and Chief Business Development Officer (Principal Financial Officer and Principal Accounting Officer)