Form 10-Q
period 2022-09-30
CinCor Pharma, Inc.
filed 2022-11-03
CIK 1868734

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 3, 2022, the registrant had 43,764,323 shares of common stock, $0.00001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

CinCor Pharma, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$292,556,851	$136,605,613
Marketable securities	229,939,796	—
Prepaid research and development contracts	5,925,991	1,769,074
Prepaid expense and other current assets	596,728	2,731,953
Total current assets	529,019,366	141,106,640

Long term assets:
Property and equipment, net	99,722	—
Total long term assets	99,722	—
Total assets	$529,119,088	$141,106,640

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,588,400	$642,143
Related-party accounts payable	—	7,323
Warrant derivative liabilities	—	10,636,921
Accrued legal expense	430,131	2,104,766
Accrued research and development contracts	4,681,756	1,751,530
Accrued expenses and other liabilities	2,481,232	1,406,506
Total current liabilities	10,181,519	16,549,189

Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, $0.00001 par value, 0 and 35,714,282 shares authorized and outstanding at September 30, 2022 and December 31, 2021, respectively	—	47,173,259
Series B redeemable convertible preferred stock, $0.00001 par value, 0 and 35,716,249 shares authorized and outstanding at September 30, 2022 and December 31, 2021, respectively	—	141,101,202

Stockholders’ equity (deficit):
Common stock, $0.00001 par value per share; 95,000,000 and 13,731,721 shares authorized, and 43,764,323 and 2,557,341 outstanding at September 30, 2022 and December 31, 2021, respectively	438	26
Additional paid-in capital	656,273,482	13,986,033
Accumulated deficit	(136,452,934)	(77,703,069)
Accumulated other comprehensive loss	(883,417)	—
Total stockholders’ equity (deficit)	518,937,569	(63,717,010)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$529,119,088	$141,106,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

CinCor Pharma, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Operating expenses:
Research and development	$17,725,092	$4,647,620	$44,576,704	$12,135,441
General and administrative	4,519,288	3,042,278	12,724,801	5,141,861
Total operating expenses	22,244,380	7,689,898	57,301,504	17,277,302
Loss from operations	(22,244,380)	(7,689,898)	(57,301,504)	(17,277,302)
Other (income) expense:
Interest income	(1,266,821)	(1,947)	(1,595,646)	(7,899)
Change in fair value of warrant derivative liabilities	—	1,335,852	3,044,006	3,755,509
Total other (income) expense, net	(1,266,821)	1,333,905	1,448,360	3,747,610
Net loss	$(20,977,559)	$(9,023,803)	$(58,749,865)	$(21,024,912)
			$-
Net loss per share attributable to common stockholders, basic and diluted	$(0.51)	$(5.19)	$(1.57)	$(14.59)
Weighted average number of common stock used in computing net loss per share attributable to common stockholders, basic and diluted	40,806,123	1,739,516	37,343,549	1,440,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

CinCor Pharma, Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net loss	$(20,977,559)	$(9,023,803)	$(58,749,865)	$(21,024,912)
Other comprehensive loss:
Unrealized losses on available-for-sale securities	(171,651)	—	(883,417)	—
Comprehensive loss	$(21,149,210)	$(9,023,803)	$(59,633,282)	$(21,024,912)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CinCor Pharma, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)

Redeemable Convertible
Preferred Stock	Stockholders' Equity (Deficit)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Loss	(Deficit)
Balance at January 1, 2022	35,714,282	$47,173,259	35,716,249	$141,101,202	2,557,341	$26	$13,986,033	$(77,703,069)	$—	$(63,717,010)
Issuance of common stock initial public offering, net of discounts and issuance costs of $19,420,580	—	—	—	—	13,290,813	133	193,550,593	—	—	193,550,726
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	(35,714,282)	(47,173,259)	(35,716,249)	(141,101,202)	21,008,970	210	188,274,133	—	—	188,274,343
Automatic conversion of the Roche warrants into common stock upon initial public offering	—	—	—	—	852,788	9	13,644,599	—	—	13,644,608
Stock-based compensation expense	—	—	—	—	—	—	1,224,208	—	—	1,224,208
Other comprehensive loss	—	—	—	—	—	—	—	—	(317,611)	(317,611)
Net loss	—	—	—	—	—	—	—	(16,696,903)		(16,696,903)
Balance at March 31, 2022	—	—	—	—	37,709,912	378	410,679,566	(94,399,972)	(317,611)	315,962,361
Stock-based compensation expense	—	—	—	—	—	—	1,241,157	—	—	1,241,157
Other comprehensive loss	—	—	—	—	—	—	—	—	(394,155)	(394,155)
Net loss	—	—	—	—	—	—	—	(21,075,404)	—	(21,075,404)
Balance at June 30, 2022	—	—	—	—	37,709,912	378	411,920,723	(115,475,376)	(711,766)	295,733,959
Issuance of common stock and sale of pre-funded warrants, net of discounts and issuance costs of $574,818	—	—	—	—	6,054,411	60	242,650,096	—	—	242,650,156
Stock-based compensation expense	—	—	—	—	—	—	1,302,663	—	—	1,302,663
Proceeds from exercise of stock options	—	—	—	—	29,411	—	400,000	—	—	400,000
Other comprehensive loss	—	—	—	—	—	—	—	—	(171,651)	(171,651)
Net loss	—	—	—	—	—	—	—	(20,977,559)		(20,977,559)
Balance at September 30, 2022	—	—	—	—	43,793,734	438	656,273,482	(136,452,934)	(883,417)	518,937,569

	Redeemable Convertible
	Preferred Stock				Stockholders' Deficit
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'

	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Loss	(Deficit)
Balance at January 1, 2021	35,714,282	$47,173,259	—	$—	1,250,000	$13	$69,330	$(27,333,995)	$—	$(27,264,652)
Stock-based compensation expense	—	—	—	—	—	—	1,389,955	—	—	1,389,955
Net loss	—	—	—	—	—	—	—	(5,618,411)	—	(5,618,411)
Balance at March 31, 2021	35,714,282	47,173,259	—	—	1,250,000	13	1,459,285	(32,952,406)	—	(31,493,108)
Stock options exercised	—	—	—	—	142,636	1	1,232,799	—	—	1,232,800
Stock-based compensation expense	—	—	—	—	—	—	293,849	—	—	293,849
Net loss	—	—	—	—	—	—	—	(6,382,699)	—	(6,382,699)
Balance at June 30, 2021	35,714,282	47,173,259	—	—	1,392,636	14	2,985,933	(39,335,105)	—	(36,349,158)
Issuance of redeemable convertible preferred stock, net of issuance costs of $897,567	—	—	33,702,500	134,219,013	—	—	—	—	—	—
Allocation of proceeds to warrant derivative liabilities	—	—	—	(866,255)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	567,346	—	—	567,346
Net loss	—	—	—	—	—	—	—	(9,023,803)	—	(9,023,803)
Balance at September 30, 2021	35,714,282	47,173,259	33,702,500	133,352,758	1,392,636	14	3,553,279	(48,358,908)	—	(44,805,615)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CinCor Pharma, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	2022	2021
Operating activities:
Net loss	$(58,749,865)	$(21,024,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,768,028	2,251,150
Change in fair value of warrant derivative liabilities	3,044,006	3,755,509
Accretion of discount on available-for-sale securities	(432,227)	—
Depreciation	5,620	—
Changes in operating assets and liabilities:
Prepaid research and development contracts	(4,156,917)	(2,664,497)
Prepaid expenses and other current assets	(471,058)	(1,303,409)
Accounts payable	1,659,978	226,547
Related-party accounts payable	(7,323)	350,650
Accrued expenses and other liabilities	2,958,983	(546,317)
Net cash used in operating activities	(52,380,775)	(18,955,279)
Investing activities:
Purchases of marketable securities	(335,390,925)	—
Maturities of marketable securities	105,000,000	—
Purchase of property and equipment	(105,340)	—
Net cash used in investing activities	(230,496,265)	—
Financing activities:
Proceeds from issuance of common stock and sale of pre-funded warrants, net of underwriting discounts	440,992,224	—
Issuance costs on common stock offerings and sale of pre-funded warrants	(2,563,946)	—
Proceeds from issuance of Series B redeemable convertible preferred stock inclusive of proceeds attributable to warrant derivative liabilities	—	134,250,326
Issuance cost of redeemable convertible preferred stock	—	(897,567)
Proceeds from stock option exercise	400,000	1,232,799
Net cash provided by financing activities	438,828,278	134,585,558
Net increase in cash and cash equivalents	155,951,238	115,630,279
Cash and cash equivalents at beginning of period	136,605,613	26,078,064
Cash and cash equivalents, at end of period(1)	$292,556,851	$141,708,343

Supplemental disclosures for non-cash financing activities
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	$188,274,133	$—
Automatic conversion of the Roche warrants into common stock upon initial public offering	13,644,608	—

(1) Cash and cash equivalents excludes marketable securities of $229.9 million. Cash, cash equivalents and marketable securities at September 30, 2022, was $522.5 million.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CinCor Pharma, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Organization and Operations

CinCor Pharma, Inc. and Subsidiary (the “Company”) is a clinical-stage biopharmaceutical company focused on developing its lead clinical candidate, baxdrostat, for the treatment of hypertension and other cardio-renal diseases. Baxdrostat is a highly selective, oral small molecule inhibitor of aldosterone synthase, the enzyme responsible for the synthesis of aldosterone in the adrenal gland. The Company is conducting multiple Phase 2 clinical trials using baxdrostat in differing populations of patients, all of whom are hypertensive.

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

On August 17, 2022, the Company established a wholly-owned subsidiary, CinCor Pharma Bermuda Ltd ("CinCor Bermuda"). CinCor Bermuda is the Company’s only subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

On August 12, 2022, the Company closed an underwritten public offering of 6,025,000 shares of its common stock at a public offering price of $30.00 per share and pre-funded warrants (the "Pre-Funded Warrants") to purchase 2,600,000 shares of common stock at a public offering price of $29.99999 per share, which represented the per share public offering price for the common stock less the $0.00001 per share exercise price for each such Pre-Funded Warrant. Proceeds, net of underwriting discounts and commissions, from the Pre-Funded Warrants were $73.3 million and net proceeds raised by the Company from the public offering of common shares was $169.6 million, after deducting underwriting discounts and commissions and other estimated offering expenses, bringing the total net proceeds to $242.9 million.

The Company incurred significant losses from operations and had negative cash flows from operating activities for the three and nine months ended September 30, 2022 and 2021, and since inception. The Company’s current operating plan indicates it will continue to incur losses from operations and generate negative cash flows from operating activities, given ongoing expenditures related to extensive research and development and the Company’s lack of revenue-generating activities at this point in the Company’s life cycle.

The Company expects that its existing cash and cash equivalents and marketable securities is sufficient to fund its operating expenses and capital expenditure requirements into 2026, including completing all of its ongoing Phase 2 trials, its currently planned Phase 3 clinical program in hypertension, CMC (chemistry manufacturing and control) development and GMP (good manufacturing practice) batch production, the additional activities needed to complete its planned new drug application submission and preparation for commercialization. The future viability of the Company beyond that point, including completing the development and commercialization, if approved, of baxdrostat for hypertension as well as any indication expansion opportunities, is dependent on its ability to raise additional capital to fund its operations.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Securities and Exchange Commission (“SEC”) regulations and include all of the information and disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”) for interim financial reporting, and, in the opinion of management include all adjustments necessary for a fair presentation of the condensed consolidated financial statements for each period presented. All adjustments are normal and recurring in nature. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021 in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2022. The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. The Company’s condensed consolidated financial statements are stated in U.S. Dollars.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls and in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates have been or are used in the following areas, among others: prepaid research and development contracts, fair value of the Company's common stock prior to the IPO, fair value of the Pre-Funded Warrants, fair value of warrant derivative liabilities, stock compensation expense and income taxes.

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

The Company's results and business operations can also be affected or disrupted by economic, political, legislative, health concerns, such as the COVID-19 pandemic, regulatory, legal actions and geopolitical events, such as the ongoing military conflict between Ukraine and Russia and the related sanctions against Russia, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict. Economic conditions, such as recessionary trends, inflation, interest, changes in regulatory laws and monetary exchange rates, and government fiscal policies, can also have a significant effect on operations. In addition, the conflict between Russia and Ukraine and related sanctions have had significant ramifications on global financial markets, including volatility and uncertainty in the U.S. and global financial markets, which has led and could continue to lead to disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity on acceptable terms, in both Europe and globally, and has caused and may continue to cause volatility in the price of the Company’s common stock, which may adversely impact the Company’s ability to raise capital on favorable terms or at all. While the Company maintains reserves for anticipated liabilities, the Company could be affected by civil, criminal, regulatory, or administrative actions, claims, or proceedings. The extent to which the Company’s business can be impacted by future events is highly uncertain and cannot be predicted at this time.

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

The Company has not yet generated any revenue from the sale of its products and is subject to all of the risks and uncertainties that are typically faced by biopharmaceutical companies that devote substantially all of their efforts to research and development and clinical trials and do not yet have commercial products. The Company expects to continue incurring operating losses for the foreseeable future.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks and amounts held primarily in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.

Marketable Securities

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each condensed consolidated balance sheet date. The Company classified all of its marketable securities at September 30, 2022 as “available-for-sale” pursuant to ASC Topic 320, Investments – Debt and Equity Securities. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their maturities as well as the time period the Company intends to hold such securities. Available-for-sale securities are maintained by an investment manager and primarily consist of fixed income securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive loss as a component of stockholders’ equity (deficit) until realized. Any premium or discount arising at purchase is amortized or accreted to interest income over the maturity of the fixed income security. Realized gains and losses are determined using the specific identification method and are included in other (income) expense, net. There were no material realized gains or losses on marketable securities recognized for the three and nine months ended September 30, 2022 or 2021.

Initial Public Offering Costs

Costs directly attributable to the Company’s IPO which were incurred in 2021 were deferred and capitalized as prepaid expenses and other current assets at December 31, 2021. These costs primarily represented legal, underwriting and accounting costs related to the Company’s efforts to raise capital through a public sale of its common stock. Any additional costs incurred during the nine months ended September 30, 2022 were deferred until the completion of the IPO, which occurred on January 11, 2022, at which time they were reclassified to additional paid in capital as a reduction of the IPO gross proceeds. At December 31, 2021, the Company had capitalized $2.6 million of deferred IPO costs, as prepaid expenses and other current assets. A total of $4.5 million of IPO issuance costs were incurred through January 11, 2022, which were recorded as a reduction of the IPO gross proceeds and included the $2.6 million previously capitalized at December 31, 2021.

Redeemable Convertible Preferred Stock

In accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), preferred stock issued with redemption provisions that are outside of the control of the issuer or that contain certain redemption features in a Deemed Liquidation Event (as defined in our Amended and Restated Certificate of Incorporation) is required to be presented outside of stockholders' equity (deficit) on the face of the condensed consolidated balance sheet and certain disclosures are required to be included in the notes to the condensed consolidated financial statements. If required, changes in fair value are recorded as additional paid in capital and/or accumulated deficit in the condensed consolidated balance sheets. Changes in fair value that would reduce the fair value of the redeemable convertible preferred stock below the original issue price are limited so that the value of the shares are not recorded below the original issue price.

Fair Value Measurements

Financial assets and liabilities are recorded at fair value. The carrying amount of certain financial instruments, including accounts payable and other current liabilities approximate fair value due to their relatively short maturities. Assets and liabilities recorded at fair value on a recurring basis in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock units, to be recognized in the condensed consolidated statements of operations based on their fair values. The Company’s stock-based awards are subject only to service-based vesting conditions. The Company estimates the fair value of its stock-based awards in the form of employee stock options, using the Black-Scholes option pricing model, which requires the input of assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends.

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

Pre-Funded Warrants

The Company accounts for its Pre-Funded Warrants in accordance with ASC 480 and ASC 815. The Pre-Funded Warrants to purchase 2,600,000 shares of common stock were sold on August 15, 2022 pursuant to the Company's underwritten public offering price of $29.99999 per share, which represented the per share public offering price for the common stock sold in the August public offering less the $0.00001 per share exercise price for each such Pre-Funded Warrant. The Pre-Funded Warrants were classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the date of sale. The Pre-Funded Warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holder to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria. In addition, such Pre-Funded Warrants do not provide any guarantee of value or return. The Company valued the Pre-Funded warrants at date of sale, concluding that their sales price approximated their fair value of $73.3 million which was recorded as a component of additional paid-in capital.

Net Loss Per Share

The Company's basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, redeemable convertible preferred stock prior to the Company's IPO, stock options to purchase common stock, restricted stock units and the Pre-Funded Warrants are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.

Income Taxes

Income taxes are recorded in accordance with ASC Topic 740, Income Taxes ("ASC 740"), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the condensed consolidated financial statement and tax bases of assets and liabilities and for loss and credit carryforwards using enacted tax rates anticipated to be in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that some or all the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of September 30, 2022, and December 31, 2021, the Company does not have any significant uncertain tax positions. If the Company were to incur interest and penalties on uncertain tax positions, it would classify them as income tax expense.

The Company files U.S. federal and state income tax returns.

The Company did not record a current or deferred income tax expense or benefit for the three and nine months ended September 30, 2022 and 2021, due to the Company’s net and comprehensive losses and increases in its deferred tax asset valuation allowance.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the three and nine months ended September 30, 2022, the Company’s only element of other comprehensive loss was unrealized losses on available-for-sale securities. Comprehensive loss for the three and nine months ended September 30, 2021, equaled net loss for those periods.

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

Reverse Stock Split

On December 30, 2021, the Company’s Board of Directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 3.4-for-1 reverse stock split of the Company’s common stock, which was effected on December 30, 2021. Stockholders entitled to fractional shares as a result of the reverse stock split received a cash payment in lieu of receiving fractional shares. The par value of the common stock was not adjusted as a result of the reverse stock split. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the appropriate securities agreements. Shares of common stock reserved for issuance upon the conversion of our convertible preferred stock were proportionately reduced and the respective conversion prices were proportionately increased. All common share and per share data have been retrospectively revised including the three and nine months ended September 30, 2021, to reflect the reverse stock split.

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

3. Fair Value Measurements

The following table represents the financial instruments measured at fair value on a recurring basis based on the fair value hierarchy at:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$292,556,851	$—	$—	$292,556,851
Marketable securities:
US Treasury bills	34,858,896	—	—	34,858,896
Certificate of deposit	62,592,523	—	—	62,592,523
US Government agency securities	—	132,488,377	—	132,488,377
Total assets at fair value	$390,008,270	$132,488,377	$—	$522,496,647

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$136,605,613	$—	$—	$136,605,613
Total assets at fair value	$136,605,613	$—	$—	$136,605,613

Liabilities:
Warrant derivative liabilities	$—	$—	$10,636,921	$10,636,921
Total liabilities at fair value	$—	$—	$10,636,921	$10,636,921

The amortized cost basis of marketable securities as of September 30, 2022 was $255.8 million.

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

The following table sets forth a summary of changes in the fair value of the warrant derivative liabilities, representing a recurring measurement that is classified within Level 3 of the fair value hierarchy:

January 1, 2022	$10,636,921
Change in fair value of warrant derivative liabilities	3,044,006
Automatic conversion of Roche warrants into common stock upon initial public offering	(13,680,927)
September 30, 2022	$-

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

Warrant Derivative Liabilities

In connection with the Series A preferred stock financing, the Company issued two freestanding detachable stock purchase warrants to an unrelated third party to separately purchase 411,765 and 329,552 shares of common stock (“2019 Warrants”). The 2019 Warrants were exercisable in whole immediately prior to an initial public offering by the Company and, as such, remain issued, outstanding, and exercisable at December 31, 2021. The 2019 Warrants were issued with an initial exercise price of $0.04 and an expiration date of May 13, 2029. The 2019 Warrants qualify as derivative liabilities, which must be accounted for separately from the Series A preferred stock and are measured at fair value on a recurring basis. At December 31, 2021, the 2019 Warrants were valued at $9.2 million, with the change in fair value included in the condensed consolidated statements of operations in the period the change occurred.

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

On January 11, 2022, the Company completed its IPO. Upon the closing of the IPO, the Series B preferred stock was converted into 10,504,771 shares of the Company’s common stock.

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

Warrant Derivative Liabilities

In connection with the Series B preferred stock, the Company issued freestanding detachable stock purchase warrants to an unrelated third party to separately purchase 113,610 shares of common stock ("2021 Warrants"). The 2021 Warrants were exercisable in whole immediately prior to an initial public offering by the Company and, as such, remained issued, outstanding, and exercisable at December 31, 2021. The 2021 Warrants were issued with an initial exercise price of $0.01 and an expiration date of May 13, 2029. The 2021 Warrants qualified as derivative liabilities, which must be accounted for separately from the Series B preferred stock and are measured at fair value on a recurring basis. At December 31, 2021, the 2021 Warrants were valued at $1.4 million with the change in fair value from the date of issuance included in the condensed consolidated statements of operations in the period the change occurred.

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

As of September 30, 2022 and December 31, 2021, a total of 3,984,910 and 3,368,572 awards, respectively, were available for issuance under the 2022 Plan and 2019 Plan, respectively.

The following is a summary of the Company’s outstanding stock option activity:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2022	2,617,072	$6.19	9.56	—
Granted	68,525	16.51	9.79	—
Exercised	—	—	—	—
Expired/cancelled	—	—	—	—
Outstanding, March 31, 2022	2,685,597	$6.96	9.37	—
Granted	101,637	$16.26	6.43	—
Exercised	—	—	—	—
Expired/cancelled	(4,400)	16.00	—	—
Outstanding, June 30, 2022	2,782,834	$7.27	9.15	—
Granted	1,365	$25.53	6.50	—
Exercised	(29,411)	13.60	—	—
Expired/cancelled	(11,596)	11.89	—	—
Outstanding, September 30, 2022	2,743,192	$7.19	8.90	$70,309,316
Expected to vest, September 30, 2022	2,743,192	$7.19	8.90	$70,309,316
Options exercisable, September 30, 2022	865,350	$6.58	8.71	$22,708,847

Unrecognized compensation cost related to stock option awards of $12.3 million as of September 30, 2022, is expected to be recognized as expense over a weighted average period of 2.82 years. The total fair value of options vested was $1.8 million and $0.1 million for the three months period ended September 30, 2022 and 2021, respectively. The total fair value of options vested was $3.4 million and $1.6 million, for the nine months period ended September 30, 2022 and 2021, respectively.

Outstanding stock options, if not exercised, expire ten years from the date of grant. The Company issues new shares of common stock upon exercise of stock options. The weighted average grant date fair value per share for the outstanding options at September 30, 2022 and December 31, 2021 was $10.30 and $5.42, respectively.

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

The following table presents the weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted during the following periods:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Exercise price	$7.19	$7.19
Stock price on date of grant	$7.19	$7.19
Expected term (years)	6.5	3.9
Expected stock price volatility	76.37%	45.40%
Risk-free rate of interest	3.13%	1.67%
Expected dividend yield	0%	0%

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

Restricted Stock Units

In 2022, certain employees were awarded restricted stock units with time-based vesting. During the three and nine months ended September 30, 2022, the Company granted to certain employees 30,148 time-based vesting restricted stock units, with a weighted average grant date fair value of $16.00. As of September 30, 2022, none of the restricted stock units had vested. As of September 30, 2022, the Company had unrecognized stock-based compensation expense related to restricted stock units of approximately $0.4 million with a weighted average vesting period of approximately 1.25 years. The expense is recognized over the vesting period of the award.

The Company recognized the following compensation cost related to employee stock-based compensation activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$278,961	$40,673	$764,087	$572,603
General and administrative	1,023,702	485,711	3,003,941	1,678,547
Total	$1,302,663	$526,384	$3,768,028	$2,251,150

7. Net Loss per Share Attributable to Common Stockholders

Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period. Since the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.

The following weighted average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Redeemed convertible preferred stock (if converted)	—	10,504,199	—	10,504,199
2019 Warrants	—	739,463	—	739,463
2021 Warrants		113,325		113,325
Pre-Funded Warrants	2,600,000	—	2,600,000	—
Outstanding equity awards exercisable	1,625,896	172,051	1,305,585	65,128

8. Related-Party Transactions

CinRx Pharma LLC and Subsidiaries (“CinRx”)

Certain former executives and employees of the Company, including the Company’s former chief executive officer and a former member of the Company’s board of directors, are members of CinRx’s board of managers and/or have equity investments in CinRx. The Company received business management services from CinRx from time to time as needed, under a management services agreement, which was terminated on February 2, 2022. There were no business management service fees from CinRx during the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, the Company recorded business management fees totaling $0.3 million and $1.1 million, respectively. For the three months ended September 30, 2021, $0.2 million are included in research and development expenses, while $0.01 million are in general and administrative expenses on the condensed consolidated statement of operations. For the nine months ending September 30, 2021, $0.8 million of the fees are included in research and development expenses, while $0.3 million are in general and administrative expenses on the condensed consolidated statement of operations.

9. Commitments and Contingencies

Lease

On February 24, 2022, the Company entered into a license agreement, commencing April 1, 2022, for 5,400 square feet of office space in Waltham, Massachusetts, which is the Company's new headquarters. The annual rent is $0.3 million. As this license agreement has a term of less than 12 months, the Company has not recorded it on the condensed consolidated balance sheet, as allowed under ASC Topic 842, Leases ("ASC 842"). The Company also has an agreement to lease 221 square feet of office space at 7875 Montgomery Rd. Suite 42, Cincinnati, OH 45236 from COHatch Cincinnati for $2,850 per month. As this lease has a term of less than 12 months, the Company has not recorded it on the condensed consolidated balance sheet, as allowed under ASC 842. The Company's total rent expense for the three and nine months ended September 30, 2022, were $0.1 million and $0.2 million, respectively, recorded in general and administrative expense on our condensed consolidated statements of operations. No rent expense was recognized for the three and nine months ended September 30, 2021.

10. Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan available to full time employees. Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company provides a safe harbor contribution of 4% of the employee's salary. The Company’s safe harbor contributions recorded for the three and nine months ending September 30, 2022, totaled approximately $0.1 million and $0.2 million, respectively, and are included in research and development expense and general and administrative expense on the condensed consolidated statements of operations. The 401(k) plan was not in place during the three and nine months ended September 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of CinCor Pharma, Inc. should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q, our audited financial statements and related notes thereto for the year ended December 31, 2021 included in our most recent Annual Report on Form 10-K filed with the SEC on March 22, 2022. Some of the information contained in this discussion and analysis including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risk, uncertainties and assumptions. You should read the “Risk Factors” sections of this Quarterly Report Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and our other filings with the SEC, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also refer to the section under the heading “Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage biopharmaceutical company focused on developing our lead clinical candidate, baxdrostat (CIN-107) , for the treatment of hypertension and other cardio-renal diseases. Baxdrostat is a highly selective, oral small molecule inhibitor of aldosterone synthase, the enzyme responsible for the synthesis of aldosterone in the adrenal gland. Baxdrostat has been designed to use differentiated mechanism of action, direct inhibition of aldosterone synthase production, with the goal of providing an improved treatment for patients suffering from hypertension, or high blood pressure. The braxdrostate development program currently includes four Phase 2 clinical trials designed to evaluate baxdrostat in differing populations of patients, all of whom are hypertensive.

We recently completed our Phase 2 BrigHtn trial, a randomized, double blind, placebo controlled dose ranging study, which was conducted in patients whose blood pressure is not controlled despite treatment with three or more antihypertensive agents at their maximally tolerated doses, one of which must be a diuretic; these patients are designated as having treatment resistant hypertension, or rHTN. On August 8, 2022, we announced topline results of our BrigHtn trial. The trial evaluated three active doses of baxdrostat (0.5 mg, 1.0 mg, and 2.0 mg) compared to placebo control in 275 patients randomized across all four dosing cohorts, with 248 patients completing. The primary endpoint of BrigHtn was the change in SBP from randomization to study end after 12 weeks of treatment.

Key clinical data from BrigHtn suggests impressive efficacy and meaningful dose dependency in the treatment of patients with resistant hypertension:

•
BrigHtn successfully met its primary endpoint, demonstrating a statistically significant change from baseline in mean seated SBP versus placebo for the 2 mg and 1 mg doses:
•
20.3 mmHg SBP reduction at the 2 mg dose, or 11.0 mmHg placebo-adjusted decline (p < 0.0001)

•
17.5 mmHg SBP reduction at the 1 mg dose, or 8.1 mmHg placebo-adjusted decline (p = 0.0030)
•
12.1 mmHg SBP reduction at the 0.5 mg dose, or 2.7 mmHg placebo-adjusted decline (p = 0.3110)
•
Secondary endpoint results included baxdrostat significantly lowering diastolic blood pressure (DBP) by 5.2 mmHg in the 2mg dose, and approximately 46% of patients in the 2 mg dose arm achieving blood pressure control (SBP less than 130mmHg)
•
The BrigHtn trial completed enrollment with 275 patients after an Independent Data Review Committee determined that the trial had met pre-specified statistical criteria of overwhelming efficacy at the highest dose in this dose-ranging trial

Key clinical safety and tolerability findings of baxdrostat support a safe and well-tolerated profile

•
No drug related serious adverse events (SAEs) observed or major safety concerns were reported across all three dose cohorts tested after 12 weeks of treatment
•
Treatment-Emergent SAEs (TESAEs) were reported in 10 patients and deemed by investigators to be unrelated to baxdrostat. These TESAEs included hyponatremia, hyperkalemia, cellulitis, urinary tract infection, dehydration, hyperglycemia, arthralgia, dizziness, syncope, acute kidney injury, nephrolithiasis, acute respiratory failure, and respiratory failure, with one patient experiencing six of these SAEs
•
One subject experienced an isolated instance of elevated potassium above 6mEq/L, which was deemed drug related, although upon retesting, the potassium level for this patient dropped sufficiently to allow resumption of baxdrostat, and the patient completed the trial with normal potassium levels. Overall, observed hyperkalemia rates in the trial were low, and resulted in no clinical safety concerns
•
Low discontinuation rate of less than 1% (2 patients) due to treatment-related adverse events, which included hyperkalemia and hypotension

We are also conducting a separate randomized Phase 2 clinical trial, which we refer to as our HALO trial, to evaluate baxdrostat in patients whose blood pressure is not controlled despite treatment with up to two antihypertensive agents, which is referred to as uncontrolled hypertension, or uHTN. Enrollment for our HALO trial was completed in July 2022 with 249 patients randomized. Our last patient last visit occurred in October 2022. The precise effect of baxdrostat on systolic blood pressure and the safety profile of baxdrostat in the HALO trial will not be known until the trial results are unblinded, but the blinded, preliminary safety data that the clinical trial team has been permitted to review through July 2022 appears to reflect that the overall population of participants in the trial is experiencing a systolic blood pressure reduction consistent with the observations we previously reported on the blinded data in the BrigHtn trial. Due to the preliminary and blinded nature of the data, we currently do not know to what extent participants receiving baxdrostat in the HALO trial experienced any decrease in systolic blood pressure, or if any such decreases in systolic blood pressure differed from participants receiving placebo, nor do we know the extent of placebo effect in this trial prior to unblinding the data. In addition, the blinded results reflect all trial participants regardless of dose cohort, which means that they include blood pressure and safety data from the placebo and all dosing cohorts. The HALO trial is ongoing, and we will not know whether treatment with baxdrostat at any dose lowers systolic blood pressure in a clinically meaningful manner until all clinical trials we intend to complete prior to submitting a request for marketing authorization have been conducted and the U.S. Food and Drug Administration, or the

FDA, makes its efficacy determination. We also will not know the safety profile of baxdrostat in the HALO trial population until the trial is completed and the unblinded data become available to us, which is expected before year-end 2022. Furthermore, this preliminary data is not subject to the same quality control measures as final data, which creates a risk that the final results could be materially different from the preliminary results observed in this blinded safety data. For example, the data that is available at the conclusion of a trial would be unblinded following a data cleansing review, source verification of data using documents from the local clinical trial sites, and other quality control measures to ensure a high level of accuracy and fidelity. In contrast, the blinded preliminary safety data discussed above did not undergo this process and is therefore highly preliminary and not yet validated.

Additionally, an open-label extension clinical trial, referred to as the OLE trial, for patients previously enrolled in our HALO trial has been initiated to evaluate the long-term safety and tolerability of baxdrostat over an extended treatment period of up to 52 weeks.

In June 2022 we enrolled our first patient into a randomized Phase 2 clinical trial, referred to as our the figHTN-CKD trial, designed to evaluate the efficacy and safety of baxdrostat in lowering the blood pressure of patients with chronic kidney disease, or CKD. The figHTN-CKD trial also includes secondary endpoints intended to explore the potential impact of baxdrostat on slowing the progression of renal disease by measuring biomarkers. Finally, we are also conducting an open label Phase 2 clinical trial, which we refer to as our spark-PA trial, evaluating baxdrostat in patients with primary aldosteronism, or PA, a condition characterized by overproduction of aldosterone due to non-malignant tumors or abnormal collections of aldosterone-producing cells in the adrenal glands, which often presents with an aggressive form of hypertension. The spark-PA trial was initiated in 2021 and amended in May 2022 to better facilitate patient recruitment. Our first patient was dosed during this period.

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

On August 15, 2022, we completed an underwritten public offering of 6,025,000 shares of our common stock at a public offering price of $30.00 per share and pre-funded warrants, or the Pre-Funded Warrants to purchase 2,600,000 shares of common stock at a public offering price of $29.99999 per share, which represented the per share public offering price for the common stock less the $0.00001 per share exercise price for each such Pre-Funded Warrants. Net proceeds received to date from the offering were approximately $242.9 million, after deducting underwriting discounts and commissions and other estimated offering expenses.

We do not have any product candidates approved for sale and have not generated any revenue from product sales or licensing agreements. From inception through September 30, 2022, we have funded our operations primarily through equity financings, and have raised an aggregate of approximately $405.5 million of gross proceeds from the sale of shares of our preferred stock, common stock and Pre-Funded Warrants. As of September 30, 2022, we had cash and cash equivalents and marketable securities on hand of $522.5 million.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our research and discovery efforts and the development of baxdrostat and any future product candidates. We expense research and development costs as incurred, which include:

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

Interest Income

Interest income consists primarily of interest income received on our cash and cash equivalents and marketable securities.

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

Results of Operations

Results of Operations for the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	2022	2021
Operating expenses:
Research and development	$17,725,092	$4,647,620
General and administrative	4,519,288	3,042,278
Total operating expenses	22,244,380	7,689,898
Loss from operations	(22,244,380)	(7,689,898)
Other (income) expense:
Interest income	(1,266,821)	(1,947)
Change in fair value of warrant derivative liabilities	—	1,335,852
Total other (income) expense, net	(1,266,821)	1,333,905
Net loss	$(20,977,559)	$(9,023,803)

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2022, were $17.7 million, compared to $4.6 million for the three months ended September 30, 2021. The increase of $13.1 million, or 281%, was primarily due to the progression of several Phase 2 clinical trials including the completion of our BrigHtn trial, the full enrollment in our HALO trial, the initiation of our figHTN-CKD trial, increased chemistry, manufacturing and controls spending and the addition of several important full-time research and development resources.

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

General and Administrative Expenses

General and administrative expenses were $4.5 million for the three months ended September 30, 2022, compared to $3.0 million for the three months ended September 30, 2021. The increase of $1.5 million, or 49%, is primarily related to the increased personnel costs, as we hired our first employee in March 2021 and continued to build out our team primarily based in Waltham, MA (19 employees as of September 30, 2022), as well as increased legal and professional fees and other costs associated with operating as a public company.

We anticipate that our general and administrative expenses will increase as we continue to build our infrastructure, support increasing operating expenses and prepare for commercialization.

Interest Income

Interest income was $1.3 million for the three months ended September 30, 2022, compared to $1.9 thousand for the three months ended September 30, 2021, reflecting interest earned on cash and cash equivalents and marketable securities. The difference was attributed primarily to our increased cash and cash equivalents and marketable securities, resulting from the IPO in January 2022 and our public offering of common stock and Pre-Funded Warrants in August 2022, as well as our investments in higher interest bearing securities during the three months ended September 30, 2022.

Change in Fair Value of Warrant Derivative Liabilities

There was no change in the fair value of the warrant derivative liabilities for the three months ended September 30, 2022, compared to $1.3 million for the three months ended September 30, 2021. The $1.3 million decrease is due to the conversion of warrants to common stock in connection with the IPO. The Roche Warrants were issued in connection with the Roche Agreement and in connection with our Series A redeemable convertible preferred stock financing in 2019, with an additional warrants issued in connection with our Series B redeemable convertible preferred stock financing in 2021. Prior to the IPO, we classified the Roche Warrants as a liability on our condensed consolidated balance sheets which we remeasured to fair value at each reporting date. We recognize changes in the fair value of the warrant derivative liabilities as a component of other (income) expense, net in our condensed consolidated statements of operations. The Roche Warrants were automatically net exercised for an aggregate of 852,788 shares of common stock upon the completion of the IPO in January 2022.

Results of Operations for the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	2022	2021
Operating expenses:
Research and development	$44,576,704	$12,135,441
General and administrative	12,724,801	5,141,861
Total operating expenses	57,301,504	17,277,302
Loss from operations	(57,301,504)	(17,277,302)
Other (income) expense:
Interest income	(1,595,646)	(7,899)
Change in fair value of warrant derivative liabilities	3,044,006	3,755,509
Total other expense, net	1,448,360	3,747,610
Net loss	$(58,749,865)	$(21,024,912)

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2022, were $44.6 million, compared to $12.1 million for the nine months ended September 30, 2021. The increase of $32.4 million, or 267%, was primarily due to the progression of several

Phase 2 clinical trials including the completion of the BrigHtn study, the full enrollment of HALO, the initiation of our CKD trial, increased chemistry, manufacturing and controls spending and the addition of several important full-time research and development resources.

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

General and Administrative Expenses

General and administrative expenses were $12.7 million for the nine months ended September 30, 2022, compared to $5.1 million for the nine months ended September 30, 2021. The increase of $7.6 million, or 147%, is primarily related to the increased personnel costs, as we hired our first employee in March 2021 and continued to build out our team primarily in Waltham, MA (19 employees as of September 30, 2022), as well as increased legal and professional fees and other costs associated with operating as a public company.

We anticipate that our general and administrative expenses will increase as we continue to build our infrastructure, support increasing operating activities and prepare for commercialization.

Interest Income

Interest income was $1.6 million for the nine months ended September 30, 2022, compared to $7.9 thousand for the nine months ended September 30, 2021, reflecting interest earned on cash and cash equivalents and marketable securities. The difference was attributed primarily to our increased cash and cash equivalents and marketable securities, resulting from the IPO in January 2022 and our public offering of common stock and Pre-Funded Warrants in August 2022, ass well as our investment in higher interest bearing securities.

Change in Fair Value of Warrant Derivative Liabilities

The change in the fair value of the warrant derivative liabilities was $3.0 million for the nine months ended September 30, 2022, compared to $3.8 million for the nine months ended September 30, 2021. These amounts are related to the change in fair value of the Roche Warrants, which was recognized as a derivative liability. The Roche Warrants were issued in connection with the Roche Agreement and in connection with our Series A redeemable convertible preferred stock financing in 2019, with an additional warrants issued in connection with our Series B redeemable convertible preferred stock financing in 2021. Prior to the IPO, we classified the Roche Warrants as a liability on our condensed consolidated balance sheets which we remeasured to fair value at each reporting date. We recognize changes in the fair value of the warrant derivative liabilities as a component of other (income) expense, net in our condensed consolidated statements of operations. The Roche Warrants were automatically net exercised for an aggregate of 852,788 shares of common stock upon the completion of the IPO in January 2022.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. From inception through September 30, 2022, we have funded our operations through private equity financings, the IPO in January 2022 and a public offering of our common stock and Pre-Funded Warrants in August 2022, and have raised an aggregate of approximately $670.2 million of gross proceeds from the sale of shares of our preferred stock, common stock and Pre-Funded Warrants. The net proceeds from these sales totaled $625.2 million. As of September 30, 2022, we had cash and cash equivalents and marketable securities on hand of $522.5 million. Until such time, if ever, as we can generate substantial revenue, we expect to finance our cash needs through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements.

Cash Flows

Comparison of Nine Months Ended September 30, 2022 and 2021

The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021:

	2022	2021
Net cash used in operating activities	$(52,380,775)	$(18,955,279)
Net cash used in investing activities	(230,496,265)	—
Net cash provided by financing activities	438,828,278	134,585,558
Net increase in cash and cash equivalents	$155,951,238	$115,630,279
Net change in marketable securities	229,939,796	-
Net increase in cash and cash equivalents and marketable securities	$385,891,034	$115,630,279

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

For the nine months ended September 30, 2022, net cash used in operating activities was $52.4 million and was primarily related to cash payments for clinical development activities, personnel costs, legal and professional fees and other costs associated with operating activities.

For the nine months ended September 30, 2021, net cash used in operating activities was $19.0 million and was primarily related to cash payments for clinical development activities and personnel-related costs under our Management Services Agreement with CinRx, legal and professional fees, and other costs associated with operating activities.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2022 of $230.5 million was attributable to $227.2 million for the purchase of marketable securities, partially offset by the maturity of $60.0 million of marketable securities. There was no cash used in investing activities for the nine months ended September 30, 2021.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was $438.4 million, consisting of net cash proceeds from the IPO in January 2022 and the underwritten public offering of common stock and Pre-Funded warrants in August 2022.

Net cash provided by financing activities for the nine months ended September 30, 2021 of $134.6 million was attributable to proceeds received from the issuance of Series B Redeemable Convertible Stock..

Funding Requirements

As of September 30, 2022, our cash and cash equivalents and marketable securities on hand were $522.5 million. Based on our current plans, we believe that our existing cash and cash equivalents and marketable securities is sufficient to fund our operating expenses and capital expenditure requirements into 2026, including completing all of our ongoing Phase 2 trials, our currently planned Phase 3 clinical program in hypertension, CMC (chemistry manufacturing and control) development and GMP (good manufacturing practice) batch production, and the additional activities needed to complete our planned new drug application submission but not to complete the development and commercialization, if approved, of baxdrostat for hypertension as well as any indication expansion opportunities. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect. This estimate is based on our current business plan and does not include any additional expenditures related to potential future development of additional product candidates or indications or resulting from the potential in-licensing or acquisition of additional product candidates or technologies, or any associated development we may pursue. This period could be shortened if there are any significant increases beyond our expectations in spending on development programs or more rapid progress of development programs than anticipated.

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

Our existing cash, cash equivalents and available for sale securities will not be sufficient to commercialize baxdrostat or any other product candidate. Accordingly, we will be required to obtain further funding to achieve our business objectives.

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

We are currently unable to estimate the timing or likelihood of achieving these clinical and commercial milestones or generating future product sales. See Note 4 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a description of our license agreement with Roche.

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

Emerging Growth Company Status and Smaller Reporting Company Status

We are an “emerging growth company,” or EGC, under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Section 107 of the JOBS Act provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have irrevocably opted not to use the extended transition period for complying with any new or revised financial accounting standards, and as such, we are required to adopt new or revised standards at the same time as other public companies.

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

We will remain an EGC until the earliest of (i) December 31, 2027, (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (iii) the date on which we have issued more than $1 billion in non-convertible debt during the previous rolling three-year period, or (iv) the date on which we are deemed to be a large accelerated filer under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

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

Recently Issued and Adopted Accounting Pronouncements

We do not expect that any recently issued accounting standards will have a material impact on our condensed consolidated financial statements or will otherwise apply to our operations.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded our disclosure controls and procedures are effective as of September 30, 2022, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business is subject to numerous risks, including the risks previously disclosed in Item 1A, subsection “Risk Factors” to Part I, Item 1A of the Annual Report. The occurrence of any of the events or developments described in the Annual Report could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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

Information related to use of proceeds through the later of disclosure of the application of all the offering proceeds, or disclosure of the termination of the offering, from the sale of registered securities is incorporated herein by reference to the “Use of Proceeds” sections of our final prospectus related to the IPO. There has been no material change in our planned use of the net proceeds from these offerings as described in the prospectus documents filed pursuant to Rule 424(b)(4) under the Securities Act with the U.S. Securities and Exchange Commission, or SEC, on January 7, 2022.

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

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to Registrant's Current Report on Form 8-K, filed with the SEC on January 11, 2022, and incorporated by reference herein).
4.1	Form of Pre-Funded Warrant issued on August 15, 2022 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K, filed with the SEC on August 11, 2022, and incorporated by reference herein).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

CINCOR PHARMA, INC.

Date: November 3, 2022	By:	/s/ Marc de Garidel
Marc de Garidel
Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Mary Theresa Coelho
Mary Theresa Coelho
EVP, Chief Financial Officer and Chief Business Development Officer (Principal Financial Officer and Principal Accounting Officer)